Form 10-Q
period 2026-06-30
Csquare, Inc.
filed 2026-08-10
CIK 2105398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

001-43401

(Commission File Number)

CSQUARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0679216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3100 Olympus Blvd., Suite 510 Coppell, TX	75019
(Address of principal executive offices)	(Zip code)

(855) 699-8372

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common stock, $0.01 par value	CSQR	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of August 3, 2026, there were 166,633,984 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Csquare, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$120,843	$140,159
Restricted cash	209,517	263,257
Due from related parties	7,768	144,451
Accounts receivable, net of allowance for expected credit losses of $5,282 and $2,643 as of June 30, 2026 and December 31, 2025, respectively	134,711	90,708
Prepaid assets	14,359	7,013
Other current assets	61,143	73,307
Total current assets	548,341	718,895
Property and equipment, net	4,062,607	3,951,089
Right-of-use assets	319,863	355,237
Goodwill	537,233	541,493
Intangible assets, net	404,825	436,299
Other assets	130,445	91,410
Total assets	$6,003,314	$6,094,423

Liabilities and stockholders'/member's deficit
Current liabilities:
Accounts payable	$47,933	$34,477
Accrued expenses	123,578	128,606
Due to related parties	3,335	—
Contract liabilities, current	100,653	96,358
Operating lease liabilities, current	39,566	41,755
Finance lease liabilities, current	13,209	15,020
Total current liabilities	328,274	316,216
Contract liabilities, net of current portion	159,990	122,762
Long-term related party loan	75,000	—
Long-term debt, net of deferred financing costs	4,890,179	4,755,553
Operating lease liabilities, net of current portion	320,117	391,577
Finance lease liabilities, net of current portion	422,787	428,364
Deferred tax liabilities	154,669	165,600
Other liabilities, non-current	40,915	41,097
Total liabilities	6,391,931	6,221,169
Commitments and contingencies (Note 13)
Stockholders'/member's deficit:
Member's interest, 150,000 common shares authorized, 103,887 issued and outstanding as of December 31, 2025	—	1,094,620
Common stock, 1,000,000 common shares authorized, 103,887 issued and outstanding as of June 30, 2026	1,039	—
Additional paid-in capital	1,092,791	—
Accumulated deficit	(1,469,893)	(1,225,641)
Accumulated other comprehensive (loss) income	(12,554)	4,275
Total stockholders'/member's deficit	(388,617)	(126,746)
Total liabilities and stockholders'/member's deficit	$6,003,314	$6,094,423

See accompanying notes to the unaudited condensed consolidated financial statements.

Csquare, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$280,351	$244,751	$550,813	$477,510
Costs and operating expenses:
Cost of revenues, excluding depreciation and amortization	133,206	122,613	269,660	246,138
Selling, marketing, general and administrative	35,170	22,720	60,892	45,648
Depreciation and amortization	89,581	64,151	174,079	127,884
Gain on lease modification	(40,043)	—	(40,043)	(51)
Transaction and other costs	3,274	1,757	13,783	4,584
Total costs and operating expenses	221,188	211,241	478,371	424,203
Income from operations	59,163	33,510	72,442	53,307
Interest expense	(92,826)	(51,566)	(181,189)	(106,119)
Loss on extinguishment of debt	—	—	—	(5,313)
Other (loss) income, net	(2,933)	1,929	(5,551)	1,625
Loss before income taxes	(36,596)	(16,127)	(114,298)	(56,500)
Income tax (expense) benefit	(12,231)	2,199	(482)	7,657
Net loss	$(48,827)	$(13,928)	$(114,780)	$(48,843)

Net loss per share:
Basic and diluted	$(0.47)	$(0.13)	$(1.10)	$(0.47)
Weighted average common shares outstanding:
Basic and diluted	103,887	103,887	103,887	103,887

See accompanying notes to the unaudited condensed consolidated financial statements.

Csquare, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(48,827)	$(13,928)	$(114,780)	$(48,843)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment ("CTA")	(5,918)	5,729	(18,152)	11,823
Unrealized gain (loss) on cash flow hedges, net of tax effects of $0 for the three and six months ended June 30, 2026, and $253 and $506 for the three and six months ended June 30, 2025	399	(5,170)	1,323	(20,643)
Net loss on defined benefit plans, net of tax effects of $0 for the three and six months ended June 30, 2026, and $4 and $9 for the three and six months ended June 30, 2025	—	4	—	260
Total other comprehensive (loss) income, net of tax	(5,519)	563	(16,829)	(8,560)
Comprehensive loss, net of tax	$(54,346)	$(13,365)	$(131,609)	$(57,403)

See accompanying notes to the unaudited condensed consolidated financial statements.

Csquare, Inc.

Unaudited Condensed Consolidated Statements of Stockholders'/Member's (Deficit) Equity

(in thousands)

	Member's Interest		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Units	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance as of December 31, 2025	103,887	$1,094,620	—	$—	$—	$(1,225,641)	$4,275	$(126,746)
Net loss	—	—	—	—	—	(65,953)	—	(65,953)
Contributions from member	—	—	—	—	—	—	—	—
Distribution of assets to member	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(11,310)	(11,310)
Balance as of March 31, 2026	103,887	$1,094,620	—	$—	$—	$(1,291,594)	$(7,035)	$(204,009)
Net loss	—	—	—	—	—	(48,827)	—	(48,827)
Contributions from member	—	266	—	—	—	—	—	266
Distribution of assets to member	—	(1,056)	—	—	—	(129,472)	—	(130,528)
Conversion of member's interest to common stock	(103,887)	(1,093,830)	103,887	1,039	1,092,791	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(5,519)	(5,519)
Balance as of June 30, 2026	—	$—	103,887	$1,039	$1,092,791	$(1,469,893)	$(12,554)	$(388,617)

	Member's Interest		Accumulated	Accumulated Other Comprehensive	Total Equity
	Units	Amount	Deficit	Income (Loss)
Balance as of December 31, 2024	103,887	$1,092,299	$(320,736)	$6,861	$778,424
Net loss	—	—	(34,915)	—	(34,915)
Contributions from member	—	499	—	—	499
Other comprehensive loss	—	—	—	(9,123)	(9,123)
Balance as of March 31, 2025	103,887	$1,092,798	$(355,651)	$(2,262)	$734,885
Net loss	—	—	(13,928)	—	(13,928)
Contributions from member	—	234	—	—	234
Other comprehensive income	—	—	—	563	563
Balance as of June 30, 2025	103,887	$1,093,032	$(369,579)	$(1,699)	$721,754

See accompanying notes to the unaudited condensed consolidated financial statements.

Csquare, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net loss	$(114,780)	$(48,843)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	174,079	127,884
Amortization of deferred financing costs	24,116	11,837
Employee loan extinguishment	8,340	—
Loss on extinguishment of debt	—	5,313
Deferred income tax benefit	(6,562)	(8,167)
Gain on modification of leases	(40,043)	(51)
Unrealized loss on foreign exchange transactions	10,247	—
Other operating activities	4,103	370
Changes in operating assets and liabilities:
Accounts receivable	(47,309)	(25,144)
Prepaid and other current assets	3,682	(1,736)
Operating lease right-of-use assets	20,708	26,552
Due to (from) related parties	4,161	260
Other assets	(36,669)	(21,771)
Accounts payable and accrued expenses	8,474	(46,343)
Other long-term liabilities	40,012	63,499
Operating lease liabilities	(18,938)	(18,130)
Net cash provided by operating activities	33,621	65,530
Investing activities
Purchase of property and equipment	(277,976)	(113,200)
Related party loans and deposits	127,590	—
Net cash used in investing activities	(150,386)	(113,200)
Financing activities
Borrowings on long term debt, net of discount	—	908,204
Repayments on long-term debt	—	(646,695)
Borrowings on revolving credit facility	112,000	60,000
Repayments on revolving credit facility	—	(207,900)
Repayment of finance lease liabilities	(6,116)	(8,066)
Distributions to members	(130,528)	—
Contributions from members	266	732
Borrowings - related party	75,000	—
Payment of debt financing cost	(443)	(20,847)
Net cash provided by financing activities	50,179	85,428
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(1,216)	(66)
Cash, cash equivalents and restricted cash
Net change in cash, cash equivalents and restricted cash	$(67,802)	$37,692
Balance, beginning of period	403,416	120,587
Balance, end of period	$335,614	$158,279
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$120,843	$32,296
Restricted cash	209,517	125,983
Long-term restricted cash held within Other assets	5,254	—
Total cash and cash equivalents and restricted cash	$335,614	$158,279
Supplemental disclosure of cash flow information:
Taxes paid (received)	$5,016	$(217)
Interest paid	$156,597	$98,576

See accompanying notes to the unaudited condensed consolidated financial statements.

Csquare, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Overview and Summary of Significant Accounting Policies

Csquare, Inc. (collectively with its consolidated subsidiaries referred to as “Csquare”, or the “Company”, or “we”) was formed as a Delaware limited liability company under the name of BIF III US Aggregator (Delaware) LLC in 2018. The Company commenced operations on January 1, 2019 and is headquartered in Coppell, Texas. The Company is a wholly owned subsidiary of Dawn Topco L.P. (“Parent”), which is majority-owned by investment funds managed by Brookfield Corporation. On June 15, 2026, BIF III US Aggregator (Delaware) LLC converted its legal structure from a Delaware limited liability company, to a Delaware corporation named Csquare, Inc., pursuant to the provisions of the Delaware Limited Liability Company Act and the General Corporation Law of the State of Delaware.

The Company is a leading enterprise digital infrastructure platform, owning and operating a geographically diverse portfolio of highly engineered, carrier-neutral data centers located primarily in 21 of the largest population centers across the United States, Canada, and the United Kingdom. The Company provides carrier-neutral colocation and interconnection services that provide infrastructure, including secure space, redundant power, advanced cooling systems, physical security, and interconnection capabilities, enabling customers to deploy and operate critical IT and network infrastructure. The Company's facilities support enterprise, network, cloud, and technology customers, providing long-duration, and availability-sensitive workloads.

On January 12, 2024 and October 1, 2025, the Company acquired two significant data center portfolios (the "2024 Portfolio Acquisition" and the "2025 Portfolio Acquisition"). These acquisitions substantially expanded the Company's data center footprint, enhanced its connectivity and service capabilities, diversified and broadened its customer base, and secured strategic real estate assets to support long-term growth.

On July 2, 2026, the Company approved and effected a reverse stock split of its common stock, which resulted in all 484,000,000 shares of the Company’s common stock combining into 103,887,373 shares of the Company’s common stock (the “Stock Split”). All information in the accompanying financial statements and notes thereto regarding common share amounts and price per share has been adjusted on a retroactive basis to give effect to the Stock Split.

Initial Public Offering - The Company’s registration statement on Form S-1 related to its initial public offering (“IPO”) was declared effective on July 15, 2026 and the Company’s common stock began trading on the New York Stock Exchange on July 16, 2026. The Company's final prospectus (the “IPO Prospectus”) was filed with the SEC on July 16, 2026. On July 17, 2026 (the “IPO Closing Date”), the Company closed its IPO pursuant to which 50,000,000 shares of its common stock were sold at a price to the public of $21.00 per share. The Company received net proceeds of approximately $1,010.0 million, after deducting the underwriting discounts and commissions of approximately $40.0 million. On July 27, 2026, the underwriters exercised their option to purchase an additional 7,499,000 shares of common stock at the initial public offering price of $21.00 per share, less underwriting discounts and commissions. As a result, the Company received additional net proceeds of approximately $149.6 million, increasing total net proceeds from the offering to approximately $1,159.6 million.

Basis of Presentation and Consolidation – The accompanying unaudited interim condensed consolidated financial statements included have been prepared in accordance with US GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. The condensed consolidated balance sheet as of December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of and for the year ended December 31, 2025, included in the Company's IPO Prospectus. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The Company’s unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

During the six months ended June 30, 2026, there have been no changes to the Company’s significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements and notes as of and for the year ended December 31, 2025 included the Company's IPO Prospectus, that have had a material impact on the unaudited condensed consolidated financial statements and related notes, other than those described below.

Transaction and other costs - From time to time, the Company incurs transaction and other costs consisting primarily of acquisition and integration costs, restructuring costs related to organizational and operational optimization initiatives, and expenses associated with the Company's initial public offering. Transaction and other costs are expensed as incurred and are included in Transaction and other costs in the unaudited condensed consolidated statements of operations.

Deferred Offering Costs - The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs will be reclassed to stockholders' deficit and recorded as a reduction of the proceeds from the offering. Should the planned equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. As of June 30, 2026, the Company recorded $15.0 million of deferred offering costs, which are included in Other assets in the unaudited condensed consolidated balance sheet. No deferred offering costs were recorded as of December 31, 2025. Refer to Note 16 - Subsequent Events, for information regarding events occurring after June 30, 2026.

Parent Incentive Units for Certain Key Employees - In April 2026, Parent amended its limited partnership agreement in order to grant incentive units to key employees for the purpose of providing incentives that align the interests of grantees with the long-term growth and financial performance of the Company. The incentive units vest over a period of time specified in the corresponding grant agreements, typically over five years. Once vested, certain qualifying liquidity events, such as a change in control event or public offering events, are required for any payment related to the incentive units. Vesting is accelerated in the event of a qualifying liquidity event subject to the participant’s continued employment through the applicable vesting date. Any payment to a participant is dependent on a market-based condition which requires the Parent to achieve a minimum specified internal rate of return on its investment in the Company through the qualifying liquidity event.

The incentive units are accounted for under ASC 710, Compensation—General (“Topic 710”). Compensation cost is recognized when the obligation to make a cash payment to employees becomes probable and reasonably estimable in accordance with ASC 450, Contingencies (“Topic 450”). As of June 30, 2026 and December 31, 2025, no qualifying liquidity events have occurred or are probable of occurring, no incentive units have vested and no liability or compensation expense has been recognized by the Company. Furthermore, no amounts have been paid for the incentive units. Refer to Note 16 - Subsequent Events, for information regarding events occurring after June 30, 2026.

Recent Accounting Pronouncements – Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses ("DISE"). The ASU requires additional disclosure of the nature of expenses included in the income statement. The ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. We are currently evaluating the extent of the impact of this ASU on disclosures in our unaudited condensed consolidated financial statements.

We determined that all other recently issued accounting pronouncements that have yet to be adopted by the Company will not have a material impact on our unaudited condensed consolidated financial statements or do not apply to our operations.

2.
Revenues

Disaggregation of revenues

The following table presents the Company’s revenues disaggregated by revenue stream (in thousands):

For the three months ended June 30, 2026	Revenue from contracts with customers	Revenue from leases (2)	Total revenue
Colocation	$166,430	$44,186	$210,616
Interconnection	24,661	—	24,661
Other	5,755	6,825	12,580
Recurring revenues	196,846	51,011	247,857
Non-recurring revenues (1)	5,743	6,602	12,345
Metered power revenues	13,024	7,125	20,149
Total revenues	$215,613	$64,738	$280,351

For the three months ended June 30, 2025
Colocation	$154,819	$24,494	$179,313
Interconnection	27,398	95	27,493
Other	9,331	3,554	12,885
Recurring revenues	191,548	28,143	219,691
Non-recurring revenues (1)	10,468	1,560	12,028
Metered power revenues	10,661	2,371	13,032
Total revenues	$212,677	$32,074	$244,751

For the six months ended June 30, 2026	Revenue from contracts with customers	Revenue from leases (2)	Total revenue
Colocation	$329,449	$84,508	$413,957
Interconnection	49,573	41	49,614
Other	12,014	13,589	25,603
Recurring revenues	391,036	98,138	489,174
Non-recurring revenues (1)	9,224	10,477	19,701
Metered power revenues	26,803	15,135	41,938
Total revenues	$427,063	$123,750	$550,813

For the six months ended June 30, 2025
Colocation	$306,675	$47,883	$354,558
Interconnection	53,933	101	54,034
Other	16,659	5,839	22,498
Recurring revenues	377,267	53,823	431,090
Non-recurring revenues (1)	16,982	4,023	21,005
Metered power revenues	19,103	6,312	25,415
Total revenues	$413,352	$64,158	$477,510

(1) Our non-recurring revenues consist of installation services and other one-time charges such as termination fees and storage fees. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation, professional service work performed, or based on customer consumption of power, rather than on a fixed, recurring basis.

(2) Refer to Note 5 - Leases for additional disclosures related to the Company’s lease arrangements under Topic 842.

Contract Balances

The following table provides a summary of the opening and closing balances of accounts receivable, net, as well as current and non-current contract assets and contract liabilities (in thousands):

	Accounts receivable, net	Contract assets, current	Contract assets, non-current	Contract liabilities, current	Contract liabilities, non-current
Beginning balances as of December 31, 2025	$90,708	$26,588	$1,557	$96,358	$122,762
Closing balances as of June 30, 2026	134,711	35,365	6,508	100,653	159,990
Increase	$44,003	$8,777	$4,951	$4,295	$37,228

During the six months ended June 30, 2026, the change in the Company’s accounts receivable, net, contract assets, and contract liabilities primarily results from the timing difference between the satisfaction of our performance obligations, the customer's invoicing and the customer's payment. The amounts of revenue recognized during the six months ended June 30, 2026 and 2025 from the opening contract liabilities balance were $80.0 million and $78.8 million, respectively. For the six months ended June 30, 2026 and 2025, no impairment loss related to contract balances was recognized in the unaudited condensed consolidated statements of operations.

In accordance with Topic 326, the Company maintains an allowance for expected credit losses consisting of (i) a general reserve based on historical loss experience, current conditions, and reasonable and supportable forecasts, and (ii) specific reserves for customers with identified collectability concerns. The following table summarizes the activity of our allowance for expected credit losses (in thousands):

Six Months Ended June 30, 2026
Allowance for expected credit losses, beginning balance	$2,643
Provision for expected credit losses, net	2,926
Write offs, net	(287)
Allowance for expected credit losses, ending balance	$5,282

Remaining performance obligations

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of June 30, 2026 (in thousands):

	Remaining 2026	2027	2028	2029	2030	Thereafter
Colocation	$315,629	$455,945	$278,299	$174,410	$86,052	$85,718
Interconnection	46,469	59,004	32,442	17,898	9,076	16,620
Other revenue	15,562	23,179	15,228	12,886	11,319	10,075
Total	$377,660	$538,128	$325,969	$205,194	$106,447	$112,413

3.
Property and Equipment, Net

Property and equipment, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Land	$556,334	$552,915
Buildings and improvements	1,709,579	1,725,357
Finance leases	574,828	578,004
Leasehold improvements	504,808	507,773
Machinery and equipment	922,386	859,706
Construction in progress	418,864	223,551
Computer networking	18,244	18,058
Other	16,862	17,120
Property and equipment, total	4,721,905	4,482,484
Less: accumulated depreciation	(659,298)	(531,395)
Property and equipment, net	$4,062,607	$3,951,089

Depreciation on property and equipment was $73.5 million and $50.4 million for the three months ended June 30, 2026 and 2025, respectively, $144.1 million and $100.4 million for the six months ended June 30, 2026 and 2025, respectively, which was included in depreciation and amortization expense on the unaudited condensed consolidated statements of operations.

4.
Business Combinations

On October 1, 2025, the Company entered into an Interest Purchase Agreement (the “Purchase Agreement”) and acquired 100% of a data center portfolio from an affiliate of Brookfield Corporation, consisting of the operations of 10 data centers located in the United States and Canada that provide retail colocation services (the “2025 Portfolio” and collectively the “2025 Portfolio Acquisition”). The acquisition provides the Company with a strong diversity of existing and prospective colocation customers, expanded data center locations, and an experienced management team critical to ongoing operations. The Company paid a total preliminary purchase price of $202.5 million, consisting of $195.1 million in cash and $16.2 million placed in escrow, reduced by $2.4 million related to the settlement of a pre-existing lease between a wholly owned subsidiary of the Company and a subsidiary of the 2025 Portfolio. The preliminary purchase price was further reduced by $6.4 million, attributable to a net working capital adjustment, which has been recorded as a receivable as of December 31, 2025. The Company subsequently cash settled the receivable in the second quarter of 2026. To fund the acquisition, the Company drew $220.0 million on the 2024 Revolving Credit Facility, as defined in Note 9 - Debt.

Pursuant to the Purchase Agreement, the Company funded $16.2 million into escrow related to the resolution of requests submitted by two subsidiaries of the 2025 Portfolio for a change in fiscal period with the Canada Revenue Agency and Revenue Quebec. The escrow amount of $16.2 million was included in the preliminary purchase price. Given the contingency related to an uncertain tax position, the Company recorded income tax liabilities and a related indemnification asset of $16.2 million. Subsequent to the 2025 Portfolio Acquisition, the Canada Revenue Agency and Revenue Quebec denied the application to change the fiscal period-end. As a result, the $16.2 million held in escrow was released and returned to the Company during the second quarter of 2026 and was subsequently used to satisfy the related income tax obligations.

The table below sets forth the preliminary purchase price, the preliminary fair value of the assets acquired and liabilities assumed, and the preliminary goodwill recognized for the acquisition (in thousands):

Preliminary Purchase Price	$202,478

Preliminary fair value of assets acquired and liabilities assumed
Cash and cash equivalents	6,780
Restricted cash	20,754
Accounts receivable	15,672
Prepaid expenses	2,244
Property and equipment	783,508
Intangible assets	63,700
Other current assets	20,379
Total assets	913,037

Accounts payable and accrued liabilities	21,492
Contract liabilities	4,678
Long-term debt, net of deferred financing costs	720,000
Deferred tax liabilities	98,642
Total liabilities	844,812
Net assets acquired	$68,225

Preliminary Goodwill	$134,253

The Company recognized customer relationships as an intangible asset with a fair value of $63.7 million, which is being amortized over a weighted average useful life of 12.4 years. The fair values of the customer relationships were estimated using the with-and-without method. The preliminary goodwill of $134.3 million arising from the transaction is primarily related to new customer contracts associated with expected capacity expansions after the acquisition and the workforce of the acquired businesses. The goodwill recognized is not deductible for tax purposes. The results of the 2025 Portfolio Acquisition have been included in the Company’s unaudited consolidated statements of operations since the acquisition date. During the six months ended June 30, 2026, the Company recorded measurement period adjustment of $0.6 million related to working capital associated with the 2025 Portfolio Acquisition.

5.
Goodwill and Intangible Assets, Net

Changes in goodwill as of June 30, 2026, as compared to December 31, 2025 consisted of the following (in thousands):

Balance as of December 31, 2025	$541,493
Measurement period adjustment	(601)
Impact of foreign currency translation	(3,659)
Balance as of June 30, 2026	$537,233

During the six months ended June 30, 2026, the Company recorded measurement period adjustments related to working capital associated with the 2025 Portfolio Acquisition.

Intangible assets, net consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite-lived intangibles:
Customer Relationships	$571,172	$(176,703)	$394,469	$572,854	$(154,104)	$418,750
Developed Technology	42,000	(35,000)	7,000	42,000	(28,000)	14,000
Lease in place	5,696	(3,141)	2,555	5,696	(2,742)	2,954
IP Addresses	286	(286)	—	286	(286)	—
Patents	677	(52)	625	450	(29)	421
Total finite-lived intangibles	619,831	(215,182)	404,649	621,286	(185,161)	436,125
Indefinite-lived intangibles:
Trademarks	26	—	26	24	—	24
Internet Domain	150	—	150	150	—	150
Total indefinite-lived	176	—	176	174	—	174
Total intangibles	$620,007	$(215,182)	$404,825	$621,460	$(185,161)	$436,299

The Company recorded amortization expense on intangible assets of $16.1 million and $13.8 million for the three months ended June 30, 2026 and 2025, respectively, and $30.0 million and $27.5 million for the six months ended June 30, 2026 and 2025, respectively which was included in depreciation and amortization expense on the unaudited condensed consolidated statements of operations. The Company did not record any impairment charges related to intangible assets for the three months ended June 30, 2026 and 2025.

As of June 30, 2026, expected future amortization expense for the years indicated was as follows (in thousands):

Remaining portion of 2026	$25,071
2027	40,494
2028	40,494
2029	40,100
2030	39,817
Thereafter	218,673
Total	$404,649

6.
Leases

Lessee Accounting

The Company enters into lease arrangements primarily for data center spaces, office spaces and for certain equipment. The Company determines if an arrangement is or contains a lease at inception. The Company recognizes a right-of-use asset and lease liability on the unaudited condensed consolidated balance sheets for all leases with a term longer than 12 months. Many of the Company’s lease agreements include options to extend the lease, which are not included in the minimum lease payments unless they are reasonably certain to be exercised at lease commencement. Rental expense related to operating leases is recognized on a straight-line basis over the lease term. Operating lease right-of-use assets are presented as right-of-use assets on the unaudited condensed consolidated balance sheets, while finance lease right-of-use assets are included within property and equipment, net.

The Company subleases certain office space that it does not intend to occupy. The sublease arrangement expires during the year 2030 and provides for escalations of lease payments in the normal course of business.

The components of lease expenses and income for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost:
Operating lease cost	$17,468	$24,099	$35,417	$48,699
Finance lease cost:
Amortization of right-of-use assets	8,663	10,723	17,474	21,440
Interest on lease liabilities	9,123	10,047	18,316	20,127
Total finance lease cost	$17,786	$20,770	$35,790	$41,567
Short-term lease cost	262	745	619	1,328
Sublease income	(507)	(507)	(1,014)	(1,014)
Total lease cost	$35,009	$45,107	$70,812	$90,580

In the Company’s unaudited condensed consolidated statements of operations, amortization of right-of-use assets under finance leases and interest on finance lease liabilities are included in depreciation and amortization and interest expense, respectively. Operating lease costs for data centers are included in cost of revenues, and operating lease costs for office leases are included in selling, marketing, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

For the three and six months ended June 30, 2026 and 2025, the Company did not record any impairment charges related to right-of-use assets.

On May 20, 2026, the Company entered into a Surrender Agreement with the landlord of its Hawthorne, California facility. The Company did not exercise any renewal options under the lease and surrendered the leased premises on May 31, 2026. In accordance with ASC 842, the Company derecognized the remaining lease liability and right-of-use asset associated with the lease upon termination. As a result, the Company recognized a net gain of $40.0 million during the six months ended June 30, 2026, which is included in gain on lease modification in the Company’s unaudited condensed consolidated statements of operations.

Supplemental unaudited condensed consolidated cash flow and other information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$(33,647)	$(40,277)
Operating cash flows used by finance leases	(18,316)	(20,126)
Financing cash flows used by finance leases	(6,116)	(8,066)

Right-of-use assets obtained in exchange for new or modified lease obligations:
Operating lease right-of-use assets	$7,278	$—

Derecognition of right-of-use assets
Operating leases	$21,794	$12,453

Derecognition of lease liabilities
Operating leases	$61,837	$12,504

Weighted average remaining lease term (in years) – operating leases	9.6	9.0
Weighted average remaining lease term (in years) – finance leases	17.6	17.4
Weighted average discount rate – operating leases	7.5%	7.5%
Weighted average discount rate – finance leases	8.4%	9.0%

As of June 30, 2026, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remaining portion of 2026	$31,302	$23,886
2027	63,649	41,513
2028	64,877	38,245
2029	62,432	39,155
2030	49,076	40,087
Thereafter	260,405	750,410
Total lease payments	$531,741	$933,296
Imputed interest	(172,058)	(497,300)
Total lease liabilities	$359,683	$435,996

Lessor Accounting

Our leases generally have non-cancelable initial lease terms ranging from five to ten years and may include options to extend or renew the lease for additional periods. Lease payments typically consist of fixed payments, including contractual rent escalation provisions, and, for certain leases, variable lease payments. Variable lease payments are primarily based on usage or other factors specified in the lease agreements and are billed in arrears based on actual consumption. The lease arrangements do not contain purchase options.

A summary of minimum lease payments due from our customers under operating leases of colocation space within data center environments, as well as other facilities leased under triple net arrangements are shown below. These amounts do not reflect future rental revenues from renewal or replacement of existing leases unless we are reasonably certain we will exercise the option or the lessee has the sole ability to exercise the option. Reimbursements of operating expenses and variable rent increases are excluded from the table below.

The components of operating lease income for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease revenue	$56,860	$27,835	$107,053	$55,414
Variable lease revenue	7,878	4,239	16,697	8,744
Total operating lease revenue	$64,738	$32,074	$123,750	$64,158

Future minimum lease receipts for operating leases under Topic 842 as of June 30, 2026 are as follows (in thousands):

Remaining portion of 2026	$111,910
2027	226,190
2028	222,661
2029	221,085
2030	196,138
Thereafter	245,528
Total minimum lease receipts	$1,223,512

Property and equipment, net underlying operating lease income consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Land	$93,009	$88,009
Buildings and improvements	424,818	423,798
Leasehold improvements	66,473	66,473
Machinery and equipment	196,135	169,427
Computer networking	280	280
Other	75	75
Property and equipment, total	780,790	748,062
Less: accumulated depreciation	(71,771)	(47,316)
Property and equipment, net	$709,019	$700,746

Depreciation on property and equipment underlying operating lease income was $12.4 million and $3.8 million, for the three months ended June 30, 2026 and 2025, respectively, and $24.5 million and $7.6 million, for the six months ended June 30, 2026 and 2025, respectively, and was included in depreciation and amortization expense on the unaudited condensed consolidated statements of operations.

7.
Other Current Assets and Accrued Expenses

The components of certain unaudited condensed consolidated balance sheets accounts are as follows (in thousands):

	As of June 30,	As of December 31,
	2026	2025
Other current assets:
Contract assets, current	$35,365	$26,588
Deferred rent	—	2,460
Deferred commissions	13,345	12,272
Indemnification asset	—	16,413
Other	12,433	15,574
Total other current assets	$61,143	$73,307

	As of June 30,	As of December 31,
	2026	2025
Accrued expenses:
Property and other taxes	$47,026	$41,418
Utilities	22,089	23,285
Compensation	20,030	29,775
Interest payable	5,425	5,290
Rent	610	969
Professional fees	2,599	665
Refund liabilities	13,876	11,943
Other	11,923	15,261
Total accrued expenses	$123,578	$128,606

8.
Derivatives

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company's forecasted variable interest cash flows. The swaps were designed to hedge exposure to floating interest rates on the 2024 Term Loan Facility (as defined in Note 8 - Debt) for the six months ended June 30, 2025 and on the 2024 Revolving Credit Facility (as defined in Note 8 - Debt) for the six months ended June 30, 2026. For the three and six months ended June 30, 2026 the Company recorded loss from derivative instruments in interest expense of $0.2 million and $0.3 million from swaps terminated in the year ended December 31, 2025. During the three and six months ended June 30, 2025, the Company partially terminated one outstanding swap agreement for Asset-Backed Secured Note 2 and recorded gain from derivative instruments in interest expense of $0.2 million and $0.2 million. The Company expects $0.7 million loss to be reclassified from accumulated other comprehensive income to earnings during the twelve months subsequent to June 30, 2026.

As of December 31, 2025 there were no outstanding designated interest rate swaps with third parties. As of June 30, 2026, the Company had $659.0 million of notional amount in outstanding designated interest rate swaps with third parties. All interest rate swaps are highly effective.

The following table presents a roll-forward of interest rate swaps recognized in accumulated other comprehensive income ("AOCI") (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance, beginning of period	$(2,408)	$1,640	$(3,332)	$16,860
Total amount recorded in AOCI	232	(4,748)	982	(19,911)
Amount reclassified from AOCI to income	167	(169)	341	(226)
Balance, end of period	$(2,009)	$(3,277)	$(2,009)	$(3,277)

9.
Debt

The Company’s total debt obligations are as follows (in thousands):

	Maturities (1)	Effective Interest Rates (2)	June 30, 2026	December 31, 2025
2020 Asset-Backed Secured Note 2 A-2	October 2027	5.13%	$250,000	$250,000
2021 Asset-Backed Secured Note 1 B	May 2028	5.95%	61,000	61,000
2021 Asset-Backed Secured Note 1 C	May 2028	8.39%	41,000	41,000
2022 Asset-Backed Secured Note 1 A-2	April 2029	5.27%	120,000	120,000
2022 Asset-Backed Secured Note 1 B	April 2029	5.96%	51,000	51,000
2024 Revolving Credit Facility	December 2026	—%	771,000	659,000
Series 2024-1 VFN	October 2029	—%	75,000	75,000
2024 Asset-Backed Secured Note 1 A-2	October 2029	7.07%	400,000	400,000
2024 Asset-Backed Secured Note 2 A-2	October 2031	7.31%	400,000	400,000
2024 Asset-Backed Secured Note 1 B	October 2029	7.77%	85,000	85,000
2025 Asset-Backed Secured Note 1 A-2	March 2030	6.60%	445,000	445,000
2025 Asset-Backed Secured Note 2 A-2	March 2032	6.88%	440,000	440,000
2025 Asset-Backed Secured Note 1 B	March 2030	7.24%	55,000	55,000
2025 Asset-Backed Secured Note 3 A-2	August 2030	6.46%	395,000	395,000
2025 Asset-Backed Secured Note 4 A-2	August 2032	6.78%	390,000	390,000
2025 Asset-Backed Secured Note 3 B	August 2030	6.90%	30,000	30,000
2025 Asset-Backed Secured Note 5 A-2	December 2029	6.40%	150,000	150,000
2025 Asset-Backed Secured Note 6 A-2	December 2030	6.40%	335,000	335,000
2025 Asset-Backed Secured Note 7 A-2	December 2032	6.60%	575,000	575,000
2025 Asset-Backed Secured Note 6 B	December 2030	7.39%	40,000	40,000
Total principal debt			5,109,000	4,997,000
Less: unamortized debt issuance costs			(218,821)	(241,447)
Total long-term debt, net of current			$4,890,179	$4,755,553

(1) For the asset-backed secured notes, the maturity is the anticipated repayment date.

(2) Includes amortization of debt premiums (discounts) and debt issuance costs and the impact of interest rate swap instruments.

(3) The 2024 Revolving Credit Facility has a maturity of December 2026, with provision for two successive terms of one year each, subject to certain conditions. The Company intends to extend the maturity for at least one year.

As of June 30, 2026, the future principal payments for the Company’s debt were as follows (in thousands):

For the years ending December 31,	Amount
Remaining portion of 2026	$—
2027	1,021,000
2028	102,000
2029	881,000
2030	1,300,000
Thereafter	1,805,000
Total	$5,109,000

For the three and six months ended June 30, 2026 and 2025, total interest expense for the Company’s debt obligations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stated interest expense (1)	$68,958	$36,361	$137,109	$74,301
Amortization of deferred financing costs	12,165	6,325	24,116	11,837
Total	$81,123	$42,686	$161,225	$86,138

(1) Includes interest rate swap settlements in the amount of $0.1 million and $1.0 million as a reduction of stated interest expense for the three months ended June 30, 2026 and June 30, 2025, respectively, and $0.3 million and $2.8 million as a reduction of stated interest expense for the six months ended June 30, 2026 and June 30, 2025, respectively.

2021 Fund Revolving Credit Facility

Under a revolving credit agreement entered into by investment funds affiliated with Brookfield Corporation, Csquare, Inc. is jointly and severally liable, as a named borrower, for obligations under the facility (the "2021 Fund Revolving Credit Facility"), which allows the Company to borrow, repay and re-borrow over its term. Typically, the Company rolls the drawn balance on a month-by-month basis.

The facility includes a letter of credit sub-limit equal to 50% of total commitments. Borrowings bear interest at SOFR plus 1.75% per annum (June 30, 2025: SOFR plus 1.75%) and are subject to a commitment fee on the average daily unused portion of the commitments equal to 0.25% per annum when unused commitments exceed 50% of total commitments and 0.20% per annum when unused commitments are 50% or less (June 30, 2025: 0.25%). Letters of credit bear a fee equal to the applicable margin of 1.75% per annum on the daily undrawn amount, plus a customary fronting fee.

On June 20, 2025, investment funds affiliated with Brookfield Corporation entered into an amended revolving credit facility agreement, extending the maturity of the subscription credit facility for the 2021 Fund Revolving Credit Facility from June 20, 2025 to June 17, 2027. On October 31, 2025, investment funds affiliated with Brookfield Corporation entered into another amended revolving credit facility where borrowings under the amended facility bear interest at SOFR plus 1.75% per annum and increased the total commitments to up to $500.0 million during a temporary period, reducing to $400.0 million on January 9, 2026.

On June 30, 2026, investment funds affiliated with Brookfield Corporation entered into an amended revolving credit facility agreement, pursuant to which the Company was released from its obligations as a Qualified Borrower under the 2021 Fund Revolving Credit Facility. In connection with the release, all outstanding borrowings and accrued interest attributable to the Company were repaid, and the lenders terminated their commitments and obligations to extend credit to the Company under the facility. No gain or loss was recognized in connection with the release.

As of June 30, 2026 and December 31, 2025, there was no balance outstanding on the 2021 Fund Revolving Credit Facility.

2024 Term Loan Facility

On January 12, 2024, certain subsidiaries of the Company, entered into a Loan Agreement (the “2024 Term Loan Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) and TD Securities (USA) LLC (“TD”) (the “2024 Term Loan”). Pursuant to the 2024 Term Loan Agreement, the Company received a two-year term loan in an aggregate principal amount equal to $1,965.9 million. The 2024 Term Loan Facility bears interest at a rate based on the SOFR plus 3.75% with 25.0 basis point step up at month 13 and every 6 months thereafter until maturity of the original principal amount per annum.

On March 1, 2024, the Company amended its 2024 Term Loan Agreement to increase the principal amount of loan by $33.0 million.

On March 11, 2025, the Company prepaid outstanding principal of $646.7 million under the 2024 Term Loan Facility. In conjunction with the debt repayment the Company recognized a debt extinguishment charge of $5.3 million.

On August 21, 2025, in conjunction with the asset-backed borrowings, the Company prepaid outstanding principal of $431.3 million under the 2024 Term Loan Facility.

On December 4, 2025, in conjunction with the asset-backed borrowings, the Company prepaid outstanding principal of $165.6 million under the 2024 Term Loan Facility. As a result, the Company has fully paid down the 2024 Term Loan Facility.

2024 Revolving Credit Facility

On January 12, 2024, certain subsidiaries of the Company entered into a Revolving Credit Facility (the “2024 Revolving Credit Facility”) with Wells Fargo Securities, LLC and TD. The 2024 Revolving Credit Facility provided for revolving loans in an aggregate principal amount of up to $200.0 million over a three-year term. As a part of the 2024 Revolving Credit Facility there is a sub-limit restriction for the issuance of letters of credit of up to $50.0 million at any one time. Borrowings under the 2024 Revolving Credit Facility bear interest of SOFR plus a margin of 4.25% and the Company is required to pay 0.75% per annum on the average daily unused portion of the 2024 Revolving Credit Facility. The Company is required to pay a 4.50% per annum letter of credit fee.

On February 28, 2025, the Company amended the 2024 Revolving Credit Facility to increase total commitments from $200.0 million to $300.0 million and to reduce the applicable interest rate margin from SOFR plus 4.25% to SOFR plus 3.00%.

On December 22, 2025, the Company closed a $500.0 million upsize to the 2024 Revolving Credit Facility with a maturity of December 2026, with provision for two successive terms of one year each, subject to certain conditions. The Company intends to extend the maturity for at least one year. The upsize also included an amendment to the Company’s financial covenants.

As of June 30, 2026 and December 31, 2025, the outstanding balance on the 2024 Revolving Credit Facility was $771.0 million and $659.0 million, respectively.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all financial covenants and requirements related to the 2024 Revolving Credit Facility.

Asset-Backed Notes

On October 17, 2024, certain subsidiaries of the Company completed an asset-backed securitization transaction totaling $885.0 million. The Company issued two series of fixed-rate notes—Series 2024-1 and Series 2024-2 (together, the “Series 2024-1/2 Notes”) pursuant to an indenture (the “2024 Indenture”).

On March 20, 2025, certain subsidiaries of the Company completed an asset-backed securitization transaction totaling $940.0 million. The Company issued two series of fixed-rate notes—Series 2025-1 and Series 2025-2 (together, the “Series 2025-1/2 Notes”) pursuant to a series supplement to the 2024 Indenture.

On August 21, 2025, certain subsidiaries of the Company completed an asset-backed securitization transaction totaling $815.0 million. The Company issued two series of fixed-rate notes—Series 2025-3 and Series 2025-4 (together, the “Series 2025-3/4 Notes”) pursuant to a series supplement to the 2024 Indenture.

On October 1, 2025, as a result of the 2025 Portfolio Acquisition, the Company acquired three series of fixed-rate notes—Series 2020-1/2 Notes, Series 2021-1 Notes, and Series 2022-1 Notes for a total of $743.0 million. The Series 2020-1/2 Notes, Series 2021-1 Notes, and Series 2022-1 Notes are governed by an indenture (the “2020 Indenture”).

On December 4, 2025, certain subsidiaries of the Company completed an asset-backed securitization transaction totaling $1,100.0 million. The Company issued three series of fixed-rate notes—Series 2025-5, Series 2025-6 and Series 2025-7 (together, the “Series 2025-5/6/7 Notes”) pursuant to a series supplement to the 2024 Indenture.

On December 4, 2025, in conjunction with the Series 2025-5/6/7 Notes, the Company paid off $220.0 million of Series 2020-1/2 Notes. Therefore for the Series 2020-1/2 Notes, only the Series 2020-2 Notes is outstanding as of June 30, 2026 and December 31, 2025.

The Series 2020-2 Notes, Series 2021-1 Notes and Series 2022-1 Notes are secured by a collateral pool consisting of multi-tenant enterprise data centers, held in fee simple.

The Series 2024-1/2 Notes, Series 2025-1/2 Notes, Series 2025-3/4 Notes and Series 2025-5/6/7 Notes are secured by a separate and distinct collateral pool consisting of multi-tenant enterprise data centers, held in both fee simple and leasehold interests.

The Series 2020-2 Notes, Series 2021-1 Notes, Series 2022-1 Notes, Series 2024-1/2 Notes, Series 2025-1/2 Notes, Series 2025-3/4 Notes, and Series 2025-5/6/7 Notes are collectively referred to as the “Asset-Backed Secured Notes.”

The Asset-Backed Secured Notes were issued in the following tranches (dollars in thousands):

Series	Class	Initial Principal Amount	Note Principal Balance	Coupon Rate	Anticipated Repayment Date
2020-2	A-2	$250,000	$250,000	2.50%	October 2027
2021-1	B	61,000	61,000	3.60%	May 2028
2021-1	C	41,000	41,000	5.60%	May 2028
2022-1	A-2	120,000	120,000	4.60%	April 2029
2022-1	B	51,000	51,000	5.10%	April 2029
2024-1	A-2	400,000	400,000	5.20%	October 2029
2024-1	B	85,000	85,000	5.60%	October 2029
2024-2	A-2	400,000	400,000	5.40%	October 2031
2025-1	A-2	445,000	445,000	5.50%	March 2030
2025-2	A-2	440,000	440,000	5.70%	March 2032
2025-1	B	55,000	55,000	5.90%	March 2030
2025-3	A-2	395,000	395,000	5.00%	August 2030
2025-4	A-2	390,000	390,000	5.20%	August 2032
2025-3	B	30,000	30,000	5.40%	August 2030
2025-5	A-2	150,000	150,000	5.30%	December 2029
2025-6	A-2	335,000	335,000	5.30%	December 2030
2025-7	A-2	575,000	575,000	5.80%	December 2032
2025-6	B	40,000	40,000	5.85%	December 2030

The Asset-Backed Secured Notes are classified as long-term debt, net of deferred financing costs in the unaudited condensed consolidated balance sheets.

Interest expense on the Asset-Backed Secured Notes is recognized using the effective interest method. Direct costs incurred in connection with the issuance of the Asset-Backed Secured Notes are capitalized as deferred financing costs and amortized over the expected life of the related debt using the effective interest method.

The unamortized deferred financing costs are presented as a direct deduction from the carrying amount of each note in the unaudited condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Company had unamortized deferred financing costs for the Asset-Backed Secured Notes as follows (dollars in thousands):

	As of June 30,	As of December 31,
	2026	2025
Series 2020-2 Notes	$8,291	$11,316
Series 2021-1 Notes	4,555	5,661
Series 2022-1 Notes	3,221	3,744
Series 2024-1/2 Notes	60,818	66,970
Series 2025-1/2 Notes	42,983	46,854
Series 2025-3/4 Notes	53,398	57,730
Series 2025-5/6/7 Notes	45,555	49,162

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all financial covenants and requirements related to its Asset-Backed Secured Notes.

Variable Funding Note

The 2024 Indenture provided for $100.0 million of asset-backed, floating rate Series 2024-1 Secured Data Center Revenue Variable Funding Note (the “Series 2024-1 VFN” or "Variable Funding Note") over a five-year term. On August 21, 2025, the Company entered into an amendment whereby the Company increased the sub-limit restriction for the issuance of letters of credit of up to $25.0 million at any one time from $15.0 million at any one time. The applicable interest rate is equal to the SOFR plus 2.45%. The Company is required to pay 0.50% per annum on the average daily unused portion of the Variable Funding Note. The Company is required to pay a 2.00% per annum letter of credit fee.

The Series 2024-1 VFN has a revolving note structure and is intended to be used primarily for general corporate purposes, including working capital needs for the multi-tenant data centers securing the Series 2024-1/2 Notes, Series 2025-1/2 Notes, Series 2025-3/4 Notes, and Series 2025-5/6/7 Notes.

As of June 30, 2026 and December 31, 2025, the outstanding balance on the Series 2024-1 VFN was $75.0 million and $75.0 million, respectively.

As of June 30, 2026 and December 31, 2025, the Company was in compliance with all of its financial covenants related to the Series 2024-1 VFN.

10.
Employee Benefits

The Company assumed a qualified defined benefit plan (the “Pension Plan”) covering a portion of the U.S. Company's employees. Benefits accrue to eligible employees based on years of service and compensation. The Company also assumed a post-employment benefit plan other than pensions (the “OPEB”) for the associated employees. The plan is provided to certain domestic employees who meet specific age, participation and length of service requirements at the time of retirement.

The Company contributions to the pension plan were $3.5 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $3.6 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively. The total expense related to these plans were $0.7 million and $0.0 million in the three months ended June 30, 2026 and 2025, respectively, and $0.7 million and $0.1 million in the six months ended June 30, 2026 and 2025, respectively. Additionally, the net periodic pension and postretirement health benefit costs for the three months ended June 30, 2026 and 2025 were not material, both in aggregate and for each component individually, including service costs, interest costs, expected return on plan assets, gains and losses and amortization of prior service cost/credit.

The Company terminated the Pension Plan on April 29, 2026. In connection with the plan termination, the Company settled benefit obligations through distributions to plan participants totaling $7.0 million.

11.
Stockholders'/Member's Equity

Pursuant to the BIF III US Aggregator (Delaware) LLC agreement (the "LLC Agreement"), the Company is authorized to issue a single class of member’s interest which are designated as common units. As of December 31, 2025, the Company has issued 103,887,373 units. The common units represent the only class of member’s equity interests authorized and outstanding. The Company does not have preferred equity or multiple classes of member’s interests.

Each common unit represents a unit of limited liability company interest and entitles the holder to one vote per unit, allocations of profits and losses, and distributions of available earnings, in proportion to ownership of common units, in accordance with the LLC Agreement and applicable law.

On June 15, 2026, BIF III US Aggregator (Delaware) LLC converted its legal structure from a Delaware limited liability company, to a Delaware corporation named Csquare, Inc., pursuant to the provisions of the Delaware Limited Liability Company Act and the General Corporation Law of the State of Delaware.

Pursuant to the Company's certificate of incorporation (the "Certificate of Incorporation"), the Company is authorized to issue 1,000,000,000 shares of capital stock, par value $0.01 per share. As of June 30, 2026, the Company has issued 103,887,373 shares of common stock.

12.
Income Taxes

The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors, such as the Company's operating performance and tax law changes. The Company's effective tax rate was (33.4)% and 13.6% for the three months ended June 30, 2026 and 2025, respectively, and (0.4)% and 13.6% for the six months ended June 30, 2026 and 2025, respectively. The June 30, 2026 and 2025 effective tax rates differ from the statutory rate due primarily to non-deductible expenses and changes in valuation allowances.

13.
Commitments and Contingencies

Guarantees and Indemnifications

The Company maintains credit support arrangements with certain utility providers to support its contractual obligations. As of June 30, 2026 and December 31, 2025, the aggregate amount of such credit support arrangements was CAD 26.0 million, equivalent to approximately USD $18.3 million and USD $18.6 million, respectively.

Legal Contingencies

From time to time the Company may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. As of June 30, 2026 and December 31, 2025, the Company has not accrued any material potential loss.

14.
Related Party Transactions

Related Party Revenues and Expenses

An affiliate of the Parent pays certain expenses and interest obligations on behalf of the Company. Amounts advanced are recorded as due to related party in the unaudited condensed consolidated balance sheets. As of June 30, 2026, the outstanding balance due was approximately $3.0 million and there was no outstanding balance as of December 31, 2025.

The Company recognized related party revenue with affiliates of the Parent of $0.8 million and $0.7 million during the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $1.5 million during the six months ended June 30, 2026 and 2025, respectively, which are included in revenues in the unaudited condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, there were no outstanding balances due to these related party revenues.

During the three and six months ended June 30, 2025, the Company recognized related party expenses with affiliates of the Parent of $1.1 million and $2.1 million, respectively, which are included in selling, marketing, general and administrative in the unaudited condensed consolidated statements of operations. The expenses primarily relate to rent expenses. No such expenses were recognized during the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, there were no outstanding balances due to these related party expenses.

In 2024, the Company provided management services to an affiliate of the Parent. As of June 30, 2026 and December 31, 2025, the outstanding balance due from the affiliate for these services was approximately $1.2 million and $2.5 million, respectively.

Related Party Loans

On May 14, 2026, an affiliate of the Parent issued an unsecured promissory note to the Company with an aggregate principal amount of $75.0 million. The note bears interest at a rate of 3.54% per annum and matures on May 14, 2029. As of June 30, 2026, the outstanding balance under the note, including accrued interest, was $75.3 million. Interest incurred on the note is included in Interest expense in the unaudited condensed consolidated statements of operations.

In 2025, the Company paid certain bonuses to executives on behalf of an affiliate of the Parent in return for a loan receivable from the affiliate. As of December 31, 2025, the outstanding balance due from affiliates was approximately $8.3 million. During three months ended June 30, 2026, the respective loan was forgiven and the Company recognized $8.3 million employee loan extinguishment costs, which are included in selling, marketing, general and administrative in the unaudited condensed consolidated statements of operations.

The loan earned interest at a market-based rate and interest income is included in Other income (loss), net in the unaudited condensed consolidated statements of operations.

In 2025, the Company paid debt on behalf of an affiliate of the Parent in return for a loan receivable from the affiliate. As of June 30, 2026 and December 31, 2025, the outstanding balance due from affiliates was approximately $6.4 million and $6.4 million, respectively.

On March 11, 2025, the Company received a $646.0 million loan from Parent, the proceeds of which were used to repay outstanding principal under the Company’s 2024 Term Loan Facility in advance of the Company’s Series 2025-1/2 Notes issuance. On March 20, 2025, the bridge loan from Parent was repaid utilizing the proceeds received from the Series 2025-1/2 Notes issuances.

Related Party Deposits

From time to time, the Company temporarily deposits cash with affiliates of Parent bearing interest at a market-based rate. The deposits are presented in due from related parties on the unaudited condensed consolidated balance sheets and interest income recognized in Other income (loss), net in the unaudited condensed consolidated statements of operations. As of December 31, 2025, the Company had a deposit with an affiliate of the Parent of $127.6 million that bore interest at 3.99% per annum. The deposit matured during the second quarter of 2026, and the Company had no deposits with affiliates of the Parent as of June 30, 2026.

15.
Segment Reporting

The Company's chief operating decision maker ("CODM") evaluates the performance of the Company’s segment based upon consolidated net loss and considers budget-to-actual or forecast-to-actual variances to assess performance and make decisions about allocating resources. The CODM is regularly provided disaggregated expense information at a level more detailed than that presented in financial statements herein.

The following tables present the significant revenue streams, significant segment expenses and other segment items regularly reviewed by our CODM, as well as consolidated net loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Colocation	$210,616	$179,313	$413,957	$354,558
Interconnection	24,661	27,493	49,614	54,034
Other	12,580	12,885	25,603	22,498
Non-recurring	12,345	12,028	19,701	21,005
Metered power revenues	20,149	13,032	41,938	25,415
Total revenues	280,351	244,751	550,813	477,510
Significant Segment Expenses:
Utilities	(52,853)	(44,905)	(107,661)	(89,945)
Real estate	(22,531)	(29,293)	(45,567)	(59,247)
Personnel	(22,403)	(19,148)	(44,903)	(39,612)
Property taxes	(9,884)	(6,857)	(21,540)	(15,021)
Repairs and maintenance	(7,475)	(8,067)	(15,022)	(13,880)
Selling, marketing, general and administrative	(35,170)	(22,720)	(60,892)	(45,648)
Gain on lease modification	40,043	—	40,043	51
Transaction and other costs	(3,274)	(1,757)	(13,783)	(4,584)
Depreciation and amortization	(89,581)	(64,151)	(174,079)	(127,884)
Other (loss) income, net	(2,933)	1,929	(5,551)	1,625
Loss on extinguishment of debt	—	—	—	(5,313)
Interest expense	(92,826)	(51,566)	(181,189)	(106,119)
Income tax (expense) benefit	(12,231)	2,199	(482)	7,657
Other segment items (1)	(18,060)	(14,343)	(34,967)	(28,433)
Segment net loss / Consolidated net loss	$(48,827)	$(13,928)	$(114,780)	$(48,843)

(1) Other segment items are primarily comprised of cost of revenues related to data center security services, commissions paid to third-party business partners, and other professional services associated with site management.

The following table provides information about disaggregated revenue by primary geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$252,341	$225,811	$493,428	$443,517
Canada	21,761	5,179	43,779	10,432
United Kingdom	4,655	9,733	10,168	16,115
All other countries	1,594	4,028	3,438	7,446
Total revenues	$280,351	$244,751	$550,813	$477,510

The following table provides information about long-lived assets by primary geographical region (in thousands):

	Property and equipment, net		Right-of-use assets
	As of June 30, 2026	As of December 31, 2025	As of June 30, 2026	As of December 31, 2025
United States	$3,450,155	$3,290,324	$313,548	$348,549
Canada	577,879	622,378	1,395	1,652
United Kingdom	34,573	38,387	4,920	5,036
Total	$4,062,607	$3,951,089	$319,863	$355,237

16.
Fair Value Measurement

The Company’s financial instruments include cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities. Cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

Our financial assets measured at fair value on a recurring basis as of June 30, 2026 and as of December 31, 2025 were as follows (in thousands):

		As of June 30, 2026	As of December 31, 2025
	Fair value Hierarchy	Fair Value	Fair Value
Financial assets:
Derivative - interest rate swap	Level 2	$982	—

The 2021 Fund Revolving Credit Facility, 2024 Term Loan Facility, 2024 Revolving Credit Facility, and Series 2024-1 VFN (as defined in Note 8 - Debt) are considered Level 2 instruments and recorded at book value on the Company’s unaudited condensed consolidated balance sheets. As they reprice frequently due to variable interest rate terms and entail no significant changes in credit risk, the fair value approximates carrying value. Refer to Note 8 - Debt for additional information.

The Series 2020-2 Notes, Series 2021-1 Notes, and Series 2022-1 Notes (as defined in Note 8 - Debt), which contain a fixed rate coupon, were assumed on October 1, 2025. These notes are considered Level 2 instruments. Due to the proximity of the date the Company acquired the Series 2020-2 Notes, Series 2021-1 Notes, and Series 2022-1 Notes to December 31, 2025, and the absence of significant changes in market interest rates or the Company’s credit risk since the acquisition date, the carrying amount of the Series 2020-2 Notes, Series 2021-1 Notes, and Series 2022-1 Notes approximates their fair value at December 31, 2025. Refer to Note 8 - Debt for additional information.

The fair value of fixed rate debt as of December 31, 2025, was as follows (in thousands):

	Fair value	As of December 31, 2025
	Hierarchy	Carrying Value	Fair Value
Financial liabilities:
2024-1 A-2	Level 2	$375,166	$395,225
2024-2 A-2	Level 2	363,912	384,788
2024-1 B	Level 2	78,952	82,078
2025-1 A-2	Level 2	427,073	438,047
2025-2 A-2	Level 2	413,748	427,856
2025-1 B	Level 2	52,325	53,635
2025-3 A-2	Level 2	371,962	381,916
2025-4 A-2	Level 2	357,094	366,932
2025-3 B	Level 2	28,214	29,325
2025-5 A-2	Level 2	144,298	147,051
2025-6 A-2	Level 2	319,494	323,968
2025-7 A-2	Level 2	549,591	557,670
2025-6 B	Level 2	37,456	38,593

The fair value of fixed rate debt as of June 30, 2026, was as follows (in thousands):

	Fair value	As of June 30, 2026
	Hierarchy	Carrying Value	Fair Value
Financial liabilities:
2020-2 A-2	Level 2	$241,709	$240,479
2021-1 B	Level 2	58,439	57,749
2021-1 C	Level 2	39,007	38,564
2022-1 A-2	Level 2	117,908	116,066
2022-1 B	Level 2	49,871	49,116
2024-1 A-2	Level 2	378,071	389,188
2024-2 A-2	Level 2	366,460	384,196
2024-1 B	Level 2	79,651	81,431
2025-1 A-2	Level 2	428,947	436,100
2025-2 A-2	Level 2	415,469	426,532
2025-1 B	Level 2	52,601	53,836
2025-3 A-2	Level 2	374,129	377,472
2025-4 A-2	Level 2	359,092	366,249
2025-3 B	Level 2	28,380	28,744
2025-5 A-2	Level 2	144,935	146,586
2025-6 A-2	Level 2	320,827	324,133
2025-7 A-2	Level 2	551,014	555,232
2025-6 B	Level 2	37,671	38,632

17.
Subsequent Events

The Company’s registration statement on Form S-1 related to its initial public offering was declared effective on July 15, 2026, and the Company’s common stock began trading on the New York Stock Exchange on July 16, 2026. The Company's IPO Prospectus was filed with the SEC on July 16, 2026. On July 17, 2026, the Company completed its initial public offering of 50.0 million shares of common stock at a public offering price of $21.00 per share. The Company received net proceeds of approximately $1,010 million, after deducting underwriting discounts and commissions and before payment of offering expenses.

On July 27, 2026, the underwriters exercised their option to purchase an additional 7,499,000 shares of common stock at the initial public offering price of $21.00 per share, less underwriting discounts and commissions. As a result, the Company received additional net proceeds of approximately $149.6 million, increasing total net proceeds from the offering to approximately $1,159.6 million.

The Company used a portion of the net proceeds to repay in full the $773.9 million outstanding under its revolving credit facility, the $75.5 million outstanding under its promissory note, the $75.3 million outstanding under its Series 2024-1 Variable Funding Notes, and $219.8 million outstanding under its Series 2020-2 Class A-2 Notes, with each amount including accrued and unpaid interest through the repayment date. In connection with the repayment of the revolving credit facility, the Company also terminated its interest rate swap agreements.

Upon completion of the IPO and the underwriters' exercise of the over-allotment option, deferred offering costs of approximately $15.0 million, consisting primarily of legal, accounting, printing and other direct incremental costs related to the offering, were reclassified to additional paid-in capital as a reduction of the offering proceeds.

In connection with its initial public offering, the Company adopted the Csquare, Inc. 2026 Omnibus Incentive Plan (the "2026 Incentive Plan"), which became effective immediately prior to the effectiveness of the registration statement relating to the Company's initial public offering. The 2026 Incentive Plan provides for the grant of equity-based and cash-based incentive awards to employees, directors and other service providers. The Company will account for awards granted under the 2026 Incentive Plan in accordance with ASC 718, Compensation - Stock Compensation. Compensation expense associated with such awards will be recognized over the applicable requisite service periods based on the grant-date fair value of the awards, as applicable.

Concurrently with the adoption of the 2026 Incentive Plan and the completion of the Company's initial public offering, the Company approved the replacement of certain outstanding incentive units with vested and unvested restricted shares, unvested restricted stock units ("RSUs") and cash payments for eligible participants. The Company expects to recognize compensation expense associated with vested restricted shares and cash payments in the third quarter of 2026, while compensation expense associated with unvested restricted shares and RSUs will be recognized over the applicable remaining requisite service periods.

On July 15, 2026, in connection with the completion of its initial public offering, the Company filed its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The amended certificate, among other matters, established the Company's post-offering capital structure, authorizing 1,500,000,000 shares of capital stock, consisting of 1,490,000,000 shares of common stock, par value $0.01 per share, and 10,000,000 shares of preferred stock, par value $0.01 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on current expectations, beliefs, objectives, plans, strategies, future performance, growth opportunities, market demand, trends in bookings, portfolio optimization, AI inference adoption, embedded expansion opportunities, capital allocation strategy, financial position and other statements that are not historical facts. Forward-looking statements may be identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "seek," "should," "target," "will," "would," and similar expressions.

Forward-looking statements are based on management's current expectations and assumptions and are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among others, changes in general economic conditions; our concentration in certain geographic areas; demand for colocation and connectivity services; competition; the availability of utility power, fiber connectivity and other critical infrastructure; customer demand and retention; our customer concentration; the pace and extent of AI adoption; a long sales cycle for our products and services; the Company's ability to execute its growth strategy and expansion projects; capital market conditions; regulatory developments; cybersecurity incidents; and the other risks described in the Company's filings with the U.S. Securities and Exchange Commission, including the “Risk Factors” of our IPO Prospectus.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made. Except as required by applicable law, Csquare undertakes no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events or otherwise.

Our management's discussion and analysis of financial condition and results of operations is intended to assist readers in understanding our financial information from our management's perspective and is presented as follows:

•
Overview of our Business
•
Key Business Metrics
•
Results of Operations
•
Non-GAAP Financial Measures
•
Liquidity and Capital Resources
•
Critical Accounting Estimates
•
Recent Accounting Pronouncements

Overview of Our Business

We are a leading North American enterprise digital infrastructure platform providing carrier-neutral colocation and interconnection services that support the applications powering the modern economy. We deliver mission-critical infrastructure to a diversified customer base of more than 1,700 enterprise, network, cloud, and technology customers. Our facilities support long-duration, availability-sensitive workloads with high barriers to exit, underpinned by strong customer retention, recurring revenue, and requirements for exceptional reliability, security, and connectivity.

We own and operate a geographically diverse portfolio of highly engineered, carrier-neutral data centers located in 21 major metropolitan markets across the United States, Canada and the United Kingdom. Given our presence in strategic locations, over 92% of the U.S. population is within two milliseconds of latency from one of our data centers. Our data centers provide essential infrastructure, including secure space, redundant power, advanced cooling systems, physical security, and dense interconnection capabilities, enabling customers to deploy and operate critical IT and network infrastructure.

As of June 30, 2026, our platform is comprised of 62 sites across 21 major metropolitan markets, delivering approximately 385 MW of Sellable Power Capacity and over 35,275 interconnection products.

Key Business Metrics

We evaluate our operating performance, growth, and the stability of our revenue base using a set of key business metrics that are specific to the retail colocation data center industry. These metrics are used by management and reviewed regularly by our board of directors to assess demand for our capacity, pricing trends, operating leverage, customer retention, and the durability of our customer relationships. We believe these metrics provide useful information to investors regarding the drivers of our financial results and our ability to generate long-term, recurring cash flows.

The following tables present our key business metrics (MW presented as whole numbers and dollars presented in thousands, unless otherwise noted):

	As of June 30,	As of December 31,
	2026	2025
Contracted Power Capacity (MW)	410	376
Sellable Power Capacity (MW)	385	389
Contracted Power Sold (%)	107%	97%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Revenue Churn (%)	2.4%	2.9%	4.2%	4.4%
Bookings	$64,673	$49,368	$128,880	$93,120

Contracted Power Capacity

Contracted Power Capacity represents the aggregate amount of Sellable Power Capacity, measured in MW, that is subject to executed customer contracts as of the end of the applicable period. Contracted Power Capacity includes both revenue-generating capacity and capacity that has been contracted but is not yet in service. The period between contract execution and the commencement of billing varies based on customer requirements and can range from one to twelve months, primarily depending on the combination of deployment size and level of customer-specific design requirements.

We use Contracted Power Capacity as a measure of customer demand and revenue visibility.

Contracted Power Capacity increased by 34 MW, or 9%, as of June 30, 2026 compared to December 31, 2025. This increase was driven by positive quarter-over-quarter growth in sales due to organic growth from newly acquired and existing customers.

Sellable Power Capacity

Sellable Power Capacity represents the total amount of critical IT load, measured in MW, that is available for customer use across our data center facilities as of the end of the applicable period. Sellable Power Capacity includes installed capacity that can support customer equipment, whether such capacity is contracted, and excludes capacity under development or otherwise not yet available for customer deployment.

We use Sellable Power Capacity to evaluate the scale of our platform and the availability of inventory to support future customer demand.

Sellable Power Capacity decreased by 4 MW, or 1%, as of June 30, 2026 compared to December 31, 2025. This decrease was primarily due to the strategic exit of certain locations.

Contracted Power Sold

Contracted Power Sold represents the percentage of our Sellable Power Capacity that is Contracted Power Capacity as of the end of the applicable period. Contracted Power Sold is calculated by dividing Contracted Power Capacity by Sellable Power Capacity.

We use Contracted Power Sold to assess the efficiency with which we deploy our infrastructure and the extent to which incremental revenue growth can be achieved with limited incremental operating costs and capital expenditures.

Contracted Power Sold increased to 107% as of June 30, 2026 compared to 97% as of December 31, 2025. This increase was driven by strong sales performance across existing customers and newly acquired customers.

Net Revenue Churn

Net Revenue Churn represents the percentage of net recurring revenue lost during the applicable period. Net recurring revenue lost is defined as the sum of (i) customer terminations, (ii) partial disconnects at renewal, and (iii) net reductions in contracted services from existing customers, which is the total reductions in service from all existing customers subtracted from total expansions in services from all existing customers, floored at zero. Net Revenue Churn is calculated by dividing net recurring revenue lost during the period by recurring revenue at the beginning of the period. Net Revenue Churn excludes any impact from divestments or site closures.

We use Net Revenue Churn to assess customer retention, the durability of our revenue base, and the effectiveness of our customer engagement and renewal strategies.

Net Revenue Churn decreased to 2.4% for the three months ended June 30, 2026 compared to 2.9% for the three months ended June 30, 2025. Net Revenue Churn decreased to 4.2% for the six months ended June 30, 2026 compared to 4.4% for the six months ended June 30, 2025. The decrease in Net Revenue Churn was driven by the increase in recurring revenue driven by strong sales performance across existing customers and 2025 Portfolio Acquisition.

Bookings

Bookings represent the amount of closed sales activity during the applicable period. They are reported on an annualized recurring revenue basis and are the sum of (i) recurring revenue from new customers and (ii) increases in recurring revenue from existing customers who expanded their portfolio of contracted services. Bookings do not include non-recurring revenue or usage-based charges. Annualized recurring revenue represents monthly recurring revenue from closed sales during the applicable period, multiplied by 12.

We use Bookings to assess demand trends across our portfolio, evaluate commercial performance and execution, forecast future revenue, and guide resource allocation decisions.

Bookings increased by $15.3 million, or 31%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Bookings increased by $35.8 million, or 38%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This increase reflected broad-based strength across indirect and direct sales channels, increasing demand for newly acquired and existing customers and accelerating growth in bookings of one MW or greater.

The following table sets forth the monthly recurring revenue generated from bookings in each of the three month periods presented, which is used in our calculation of Bookings (in thousands):

For the three months ended,
March 31, 2025	$3,646
June 30, 2025	4,114
September 30, 2025	4,127
December 31, 2025	5,219
March 31, 2026	5,351
June 30, 2026	5,389

Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for the periods indicated (in thousands, except per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$280,351	$244,751	$550,813	$477,510
Costs and operating expenses:
Cost of revenues, excluding depreciation and amortization	133,206	122,613	269,660	246,138
Selling, marketing, general and administrative	35,170	22,720	60,892	45,648
Depreciation and amortization	89,581	64,151	174,079	127,884
Gain on lease modification	(40,043)	—	(40,043)	(51)
Transaction and other costs	3,274	1,757	13,783	4,584
Total costs and operating expenses	221,188	211,241	478,371	424,203
Income from operations	59,163	33,510	72,442	53,307
Interest expense	(92,826)	(51,566)	(181,189)	(106,119)
Loss on extinguishment of debt	—	—	—	(5,313)
Other (loss) income, net	(2,933)	1,929	(5,551)	1,625
Loss before income taxes	(36,596)	(16,127)	(114,298)	(56,500)
Income tax (expense) benefit	(12,231)	2,199	(482)	7,657
Net loss	$(48,827)	$(13,928)	$(114,780)	$(48,843)

Net loss per share:
Basic and diluted	$(0.47)	$(0.13)	$(1.10)	$(0.47)
Weighted average common shares outstanding:
Basic and diluted	103,887	103,887	103,887	103,887

Key Components of Our Results of Operations

Revenues

We derive the majority of our revenues from recurring revenue streams, consisting of: (i) enterprise colocation services, which include fees for the licensing of cabinet space and power; (ii) interconnection services, which includes cross connects and exchange ports; and (iii) other revenues including but not limited to lease income from tenants and/or subtenants and revenue for additional services such as remote hands and eyes support, equipment installation and removal, cabling and cross-connects, hardware troubleshooting, monitoring, and other on-demand technical assistance. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably on a straight line basis over the term of the contract.

Our non-recurring revenues are primarily comprised of installation services related to a customer’s initial deployment, professional services we perform, and other one-time charges such as termination fees and storage fees.

In addition to the above, we also generate metered power revenues, which are primarily comprised of usage-based cost of power charges that are billed directly to the customer, without an associated markup.

Cost of revenues, excluding depreciation and amortization

The components of our cost of revenue consist of utility costs, including electricity and other sources of power, real estate costs, including rental payments related to our leased data centers, personnel-related expenses, including data center employees’ salaries and benefits and fees paid to contractors, property taxes, as well as repairs and maintenance. A majority of our cost of revenues is fixed in nature and should not vary significantly from period to period, unless we expand our existing data centers or open or acquire new data centers. However, there are certain costs that are considered more variable in nature, including utility costs and repairs and maintenance, that are directly related to growth in our existing and new customer base.

Selling, marketing, general and administrative

Our selling, marketing, general and administrative expenses consist primarily of personnel-related expenses, including salaries and benefits for our sales and marketing, executive, finance, human resources, legal and IT functions and administrative personnel, internal sales commissions, and other expenses including software subscription fees, insurance premiums, third-party professional services fees, and administrative-related rent expense.

Depreciation and amortization

Depreciation and amortization expense primarily consists of depreciation and amortization on our property and equipment, inclusive of amortization of assets under finance leases, as well as amortization of intangible assets.

Gain on lease modification

Gain on lease modifications primarily reflects gains recognized upon exiting certain lease agreements, resulting from the derecognition of the related right-of-use assets and lease liabilities.

Transaction and other costs

Transaction and other costs primarily consist of expenses related to the 2024 Portfolio Acquisition and the 2025 Portfolio Acquisition. These expenses include closing costs, commissions, and professional fees, such as legal and accounting fees, as well as certain non-recurring integration costs. Transaction and other costs also include expenses associated with the Company's initial public offering, including consulting, accounting, and legal fees.

Interest expense

Interest expense is primarily comprised of interest incurred under our debt facilities and on finance leases.

Loss on extinguishment of debt

Loss on extinguishment of debt is comprised of losses that are recognized due to the repayment of debt, typically related to the write-off of the unamortized debt discounts and deferred issuance costs.

Other income (loss), net

Other income (loss), net primarily consists of foreign currency transaction gains and losses and interest income earned on restricted cash deposits.

Income tax benefit (expense)

Income tax benefit (expense) is primarily comprised of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States.

Comparison of the Three Months and Six Months Ended June 30, 2026 and 2025

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Colocation	$210,616	$179,313	$31,303	17%	$413,957	$354,558	$59,399	17%
Interconnection	24,661	27,493	(2,832)	-10%	49,614	54,034	(4,420)	-8%
Other	12,580	12,885	(305)	-2%	25,603	22,498	3,105	14%
Recurring revenues	247,857	219,691	28,166	13%	489,174	431,090	58,084	13%
Non-recurring revenues	12,345	12,028	317	3%	19,701	21,005	(1,304)	-6%
Metered power revenues	20,149	13,032	7,117	55%	41,938	25,415	16,523	65%
Total revenues	$280,351	$244,751	$35,600	15%	$550,813	$477,510	$73,303	15%

Revenues for the three months ended June 30, 2026 increased by $35.6 million, or 15%, compared to the three months ended June 30, 2025. This growth was primarily due to a:

•
$31.3 million increase in colocation revenues, driven by organic growth from both existing and new customers, as well as inorganic growth of $8.6 million resulting from the 2025 Portfolio Acquisition
•
$7.1 million increase in metered power revenue, primarily driven by customer contracts entered into throughout 2025 and the six months ended June 30, 2026, including agreements with metered power billing structures in addition to inorganic growth resulting from the 2025 Portfolio Acquisition.

These increases were partially offset by a $2.5 million decrease in interconnection and non-recurring revenues. The decrease in interconnection revenues was primarily attributable to customer churn and a reduction in active month-to-month cross connects.

Revenues for the six months ended June 30, 2026 increased by $73.3 million, or 15%, compared to the six months ended June 30, 2025. This growth was primarily due to a:

•
$59.4 million increase in colocation revenues, driven by organic growth from both existing and new customers, as well as inorganic growth of $25.5 million resulting from the 2025 Portfolio Acquisition
•
$3.1 million increase in other revenues, driven by tenant rent revenue resulting from the 2025 Portfolio Acquisition.
•
$16.5 million increase in metered power revenue, primarily driven by customer contracts entered into throughout 2025 and the six months ended June 30, 2026, including agreements with metered power billing structures in addition to inorganic growth resulting from the 2025 Portfolio Acquisition.

These increases were partially offset by a $5.7 million decrease in interconnection and non-recurring revenues. The decrease in interconnection revenues was primarily attributable to customer churn and a reduction in active month-to-month cross connects. The decline in non-recurring revenues was driven mainly by an increase in revenue reserves, associated with an increase in customer churn during the period.

Cost of revenues, excluding depreciation and amortization

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenues, excluding depreciation and amortization	$133,206	$122,613	$10,593	9%	$269,660	$246,138	$23,522	10%
Percentage of revenue	48%	50%			49%	52%

Cost of revenues, excluding depreciation and amortization for the three months ended June 30, 2026 increased by $10.6 million, or 9%, compared to the three months ended June 30, 2025. This increase primarily consisted of a $3.0 million increase in property taxes, a $3.3 million increase in personnel costs, a $7.9 million increase in utilities costs, and a $3.7 million increase in other costs, partially offset by a $6.8 million decrease in real estate costs.

Cost of revenues as a percentage of revenue decreased from 50% for the three months ended June 30, 2025 to 48% for the three months ended June 30, 2026. The decrease was primarily driven by positive operating leverage from revenue growth.

Cost of revenues, excluding depreciation and amortization for the six months ended June 30, 2026 increased by $23.5 million, or 10%, compared to the six months ended June 30, 2025. This increase primarily consisted of a $6.5 million increase in property taxes, a $5.3 million increase in personnel costs, a $17.7 million increase in utilities costs, a $1.1 million increase in repairs and maintenance costs, and a $6.5 million increase in other costs, partially offset by a $13.7 million decrease in real estate costs.

Cost of revenues as a percentage of revenue decreased from 52% for the six months ended June 30, 2025 to 49% for the six months ended June 30, 2026. The decrease was primarily driven by positive operating leverage from revenue growth.

Selling, marketing, general and administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selling, marketing, general and administrative	$35,170	$22,720	$12,450	55%	$60,892	$45,648	$15,244	33%
Percentage of revenue	13%	9%			11%	10%

Selling, marketing, general and administrative expenses for the three months ended June 30, 2026 increased by $12.5 million, or 55%, compared to the three months ended June 30, 2025. Selling, marketing, general and administrative expenses for the six months ended June 30, 2026 increased by $15.2 million, or 33%, compared to the six months ended June 30, 2025. The increases were primarily driven by $8.3 million employee loan extinguishment costs. The remaining increases were due to higher personnel-related costs and increased professional services expenses.

Depreciation and amortization

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Depreciation and amortization	$89,581	$64,151	$25,430	40%	$174,079	$127,884	$46,195	36%
Percentage of revenue	32%	26%			32%	27%

Depreciation and amortization for the three months ended June 30, 2026 increased by $25.4 million, or 40%, compared to the three months ended June 30, 2025. Depreciation and amortization for the six months ended June 30, 2026 increased by $46 million, or 36%, compared to the six months ended June 30, 2025. The increases were primarily attributable to additional property and equipment placed in service, the purchase of previously leased properties throughout 2025, and the depreciation and amortization associated with property and equipment and intangible assets acquired in the 2025 Portfolio Acquisition.

Gain on lease modification

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Gain on lease modification	$(40,043)	$—	$(40,043)	100%	$(40,043)	$(51)	$(39,992)	78,416%
Percentage of revenue	-14%	—%			-7%	0%

The gain on lease modification for the three months ended June 30, 2026 increased by $40 million, or 100%, compared to the three months ended June 30, 2025. The gain on lease modification for the six months ended June 30, 2026 increased by $40 million, or 78,416%, compared to the six months ended June 30, 2025. The increases were primarily attributable to the surrender of a leased premises in connection with a strategic exit initiative, which resulted in a gain on lease modification during 2026.

Transaction and other costs

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Transaction and other costs	$3,274	$1,757	$1,517	86%	$13,783	$4,584	$9,199	201%
Percentage of revenue	1%	1%			3%	1%

Transaction and other costs for the three months ended June 30, 2026 increased by $1.5 million, or 86%, compared to the three months ended June 30, 2025. Transaction and other costs for the six months ended June 30, 2026 increased by $9.2 million, or 201%, compared to the six months ended June 30, 2025. The increases in transaction and other costs were primarily due to professional service fees incurred in connection with the initial public offering.

Interest expense

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$92,826	$51,566	$41,260	80%	$181,189	$106,119	$75,070	71%
Percentage of revenue	33%	21%			33%	22%

Interest expense for the three months ended June 30, 2026 increased by $41.3 million, or 80%, compared to the three months ended June 30, 2025. Interest expense for the six months ended June 30, 2026 increased by $75.1 million, or 71%, compared to the six months ended June 30, 2025. The increases were due to the assumption of the 2021 ABS Notes in connection with the 2025 Portfolio Acquisition, as well as issuances of our 2024 ABS Notes in 2025.

Loss on extinguishment of debt

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loss on extinguishment of debt	$—	$—	$—	0%	$—	$(5,313)	$5,313	-100%
Percentage of revenue	—%	—%			—%	-1%

The loss on extinguishment of debt for the six months ended June 30, 2026 decreased by $5.3 million compared to the six months ended June 30, 2025. The decrease in loss on extinguishment of debt is attributable to a loss incurred during the six months ended June 30, 2025 associated with the prepayment of long-term debt in connection with issuance of 2024 ABS Notes in March of 2025, with no comparable loss incurred during the six months ended June 30, 2026.

Other (loss) income, net

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other (loss) income, net	$(2,933)	$1,929	$(4,862)	-252%	$(5,551)	$1,625	$(7,176)	-442%
Percentage of revenue	-1%	1%			-1%	0%

Other (loss) income, net for the three months ended June 30, 2026 increased by $4.9 million, or 252%, compared to the three months ended June 30, 2025. Other (loss) income, net for the six months ended June 30, 2026 increased by $7.2 million, or 442%, compared to the six months ended June 30, 2025. The increases in other loss relates mainly to unrealized foreign currency losses.

Income tax (expense) benefit

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax (expense) benefit	$(12,231)	$2,199	$(14,430)	-656%	$(482)	$7,657	$(8,139)	-106%
Effective tax rate	-33%	14%			0%	14%

Income tax (expense) benefit for the three months ended June 30, 2026 decreased by $14.4 million, or 656%, compared to the three months ended June 30, 2025. Income tax (expense) benefit for the six months ended June 30, 2026 decreased by $8.1 million, or 106%, compared to the six months ended June 30, 2025. The increases in income tax expense were primarily attributable to changes in the blended state income tax rate and certain return-to-provision adjustments recorded during 2026.

Non-GAAP Financial Measures

We prepare our financial statements in conformity with U.S. GAAP, though we believe evaluating our ongoing results of operations may be difficult if limited to reviewing only GAAP financial measures. Accordingly we use non-GAAP financial measures to supplement our evaluation of our operations. We believe that these non-GAAP financial measures, when taken collectively with our U.S. GAAP financial statements, may be helpful to investors because they allow for greater transparency into what measures we use in operating our business and measuring our performance and enable comparison of financial trends and results between periods where items may vary independent of business performance. These non-GAAP financial measures are presented for supplemental informational purposes only, should not be considered a substitute for financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP financial measures used by other companies. Because of these limitations, our non-GAAP financial measures should not be considered in isolation or as substitutes for net (loss) income, or any other measure calculated in accordance with U.S. GAAP, as applicable, and should be considered together with our GAAP financial measures and the reconciliations to the corresponding GAAP financial measures set forth in this quarterly report.

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income, excluding (i) income taxes, (ii) interest expense, (iii) depreciation and amortization, (iv) gain on lease modification, (v) loss on extinguishment of debt, (vi) bargain purchase gain, (vii) other income (loss), net, and (viii) transaction and other costs. Transaction and other costs consist primarily of acquisition and integration costs, restructuring costs, costs associated with our initial public offering, and employee loan extinguishment expenses directly attributable to specific transactions. The employee loan extinguishment costs are recorded within Selling, marketing, general and administrative expenses in our unaudited condensed consolidated statements of operations. Management uses Adjusted EBITDA as a key measure of our operating performance and to assess the results of our business excluding certain items that we believe are not indicative of our core operating results. In addition, we believe Adjusted EBITDA is frequently used by securities analysts, investors, and other interested parties in the evaluation of data centers and other real estate companies. However, because Adjusted EBITDA is calculated before recurring cash charges, including interest expense and income taxes, which represent significant recurring cash charges necessary to operate our business, and is not adjusted for capital expenditures or other recurring cash requirements of our business, it should not be considered a measure of liquidity or an indicator of our cash flows and its utility as a measure of our performance is limited. Further, Adjusted EBITDA does not reflect our cash requirements or our ability to generate cash to meet those obligations. Other companies may calculate Adjusted

EBITDA differently than we do and, as a result, Adjusted EBITDA may not be comparable to other companies’ Adjusted EBITDA. Accordingly, Adjusted EBITDA should not be viewed in isolation or as a substitute for net (loss) income or any other performance measure calculated in accordance with U.S. GAAP.

Funds from Operations

Management uses FFO, which is a non-GAAP financial measure commonly used in the real estate industry. This measure is used by management to evaluate performance corresponding to the retail colocation data center industry which has similarities to other real estate type companies. FFO is calculated in accordance with the standards approved by the Board of Governors of the National Association of Real Estate Investment Trusts. FFO represents net (loss) income (calculated in accordance with GAAP), excluding, when applicable (i) loss or gain from the disposition of real estate assets, (ii) depreciation and amortization and (iii) impairment write-downs of real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity.

Management uses FFO as a supplemental performance measure because, in excluding the items identified in the calculation, it provides a performance measure that, when compared year over year, captures trends in utilization rates, pricing and operating costs. In addition, we believe FFO is frequently used by securities analysts, investors, and other interested parties in the evaluation of data centers and other real estate companies. However, because FFO excludes depreciation and amortization and does not capture the changes in the value of our data centers that result from use or market conditions, or the level of capital expenditures necessary to maintain the operating performance of our data centers, all of which have real economic effect and could materially impact our financial condition and results from operations, the utility of FFO as a measure of our performance is limited. Other companies may calculate FFO differently than we do and, as a result, FFO may not be comparable to other companies’ FFO. Accordingly, FFO should not be considered in isolation or as a substitute for net (loss) income or any other performance measure calculated in accordance with U.S. GAAP.

Discussion of Non-GAAP Financial Measures

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Adjusted EBITDA	$120,315	$99,418
FFO	40,754	50,223

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Adjusted EBITDA	$228,601	$185,724
FFO	59,299	79,041

Adjusted EBITDA increased by $20.9 million, or 21%, to $120.3 million for the three months ended June 30, 2026, compared to $99.4 million for the three months ended June 30, 2025, and increased by $42.9 million, or 23%, to $228.6 million for the six months ended June 30, 2026, compared to $185.7 million for the six months ended June 30, 2025. This increase reflected continued improvement in operating performance across our platform, driven by growth in recurring colocation and interconnection revenues and operating leverage from our cost structure.

FFO decreased by $9.5 million, or 19%, to $40.8 million for the three months ended June 30, 2026, compared to $50.2 million for the three months ended June 30, 2025 and decreased by $19.7 million, or 25%, to $59.3 million for the six months ended June 30, 2026, compared to $79.0 million for the six months ended June 30, 2025. This decrease was primarily attributable to an increase in net loss, primarily driven by higher interest expense resulting from the assumption of the 2021 ABS Notes in connection with the 2025 Portfolio Acquisition and interest incurred on additional ABS notes issued during the latter part of 2025. These impacts were partially offset by improved operating performance driven by growth in recurring revenue and gain on lease modification incurred during the second quarter.

The following table presents the calculation of Adjusted EBITDA for the periods presented, with a reconciliation to the most comparable GAAP metric:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Net loss	$(48,827)	$(13,928)
Adjustments:
Interest expense	92,826	51,566
Income tax expense (benefit)	12,231	(2,199)
Depreciation and amortization	89,581	64,151
Other loss (income), net	2,933	(1,929)
Gain on lease modification	(40,043)	—
Transaction and other costs	11,614	1,757
Adjusted EBITDA	$120,315	$99,418

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Net loss	$(114,780)	$(48,843)
Adjustments:
Interest expense	181,189	106,119
Income tax expense (benefit)	482	(7,657)
Depreciation and amortization	174,079	127,884
Loss on extinguishment of debt	—	5,313
Other loss (income), net	5,551	(1,625)
Gain on lease modification	(40,043)	(51)
Transaction and other costs	22,123	4,584
Adjusted EBITDA	$228,601	$185,724

The following table presents the calculation of FFO for the periods presented, with a reconciliation to the most comparable GAAP metric:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025
Net loss	$(48,827)	$(13,928)
Adjustments:
Depreciation and amortization	89,581	64,151
FFO	$40,754	$50,223

	Six Months Ended June 30,
(dollars in thousands)	2026	2025
Net loss	$(114,780)	$(48,843)
Adjustments:
Depreciation and amortization	174,079	127,884
FFO	$59,299	$79,041

Liquidity and Capital Resources

The following table presents our available liquidity as of the end of the periods:

	As of June 30,	As of December 31,
(dollars in thousands)	2026	2025
Cash and cash equivalents	$120,843	$140,159
Restricted cash (1)	209,517	263,257
Undrawn and available committed credit facility	29,000	141,000
Undrawn and available variable funding notes	25,000	25,000
Letters of credit	(28,337)	(46,867)
Total available liquidity	$356,023	$522,549

(1) Restricted cash represents cash under the control of a non-affiliated trustee appointed in conjunction with the issuance of asset-backed notes. These amounts are contractually restricted for specified purposes, such as principal and interest payments and capital expenditures, and are not available for general corporate use. The restrictions lapse upon final repayment of the related debt.

As of June 30, 2026, we had $356.0 million of available liquidity, which was comprised of $330.4 million of available cash and cash equivalents and restricted cash, $54.0 million of undrawn and available capacity under our corporate Revolving Credit Facility and our variable funding notes, less $28.3 million due to the issuance of any letters of credit. Our primary source of liquidity and capital resources are contractual cash flows generated from over 1,700 customers, most of whom we have long-standing relationships.

As of December 31, 2025, we had $522.5 million of available liquidity, which was comprised of $403.4 million of available cash and cash equivalents and restricted cash, $166.0 million of undrawn and available capacity under our corporate Revolving Credit Facility and our variable funding notes, less $46.9 million due to the issuance of any letters of credit. Our primary source of liquidity and capital resources are contractual cash flows generated from over 1,800 customers, most of whom we have long-standing relationships.

Our business has few non-discretionary capital requirements and generates strong cash flows from operations. Our largest normal course capital requirements are interest payments on our debt facilities and capital expenditures to maintain the operating performance of our data center assets.

As we continue to grow, we may pursue additional capital expenditures focused on, but not limited to, investments within our existing portfolio, disciplined customer acquisition, and selective support of evolving enterprise workloads. We have identified approximately $4 billion of potential expansion capital expenditure opportunities within our existing portfolio. To the extent that we obtain accretive contracts to commercialize our potential expansion opportunities, we may elect to fund these growth initiatives by accessing the debt capital markets from time to time opportunistically, particularly if financing is available on attractive terms. We will continue to evaluate our operating requirements and financial resources in light of future developments.

Cash Flows

The following summary discussion of our cash flows is based on the unaudited condensed consolidated statements of cash flows included elsewhere in this quarterly report and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025

The following table shows cash flows for the periods presented:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$33,621	$65,530	$(31,909)
Net cash used in investing activities	(150,386)	(113,200)	(37,186)
Net cash provided by financing activities	50,179	85,428	(35,249)

Operating activities

Net cash provided by operating activities was $33.6 million for the six months ended June 30, 2026 as compared to $65.5 million for the six months ended June 30, 2025. The decrease was driven primarily by unfavorable changes in working capital related to the timing of customer billings, collections, and vendor payments.

Investing activities

Net cash used in investing activities was $150.4 million for the six months ended June 30, 2026 as compared to $113.2 million for the six months ended June 30, 2025. The increase in cash outflows was driven primarily by higher capital expenditures to support customer demand and growth initiatives across the platform, including investments in expansion and upgrades of existing facilities.

Financing activities

Net cash provided by financing activities was $50.2 million for the six months ended June 30, 2026 as compared to $85.4 million for the six months ended June 30, 2025. The decrease was primarily attributable to financing activity in the prior-year period that did not recur in 2026. During the six months ended June 30, 2025, the Company received net proceeds of approximately $113.6 million from long-term debt and revolving credit facility borrowings. During the six months ended June 30, 2026, financing activity consisted primarily of $112.0 million of borrowings under the revolving credit facility and $75.0 million of borrowings from a related party, partially offset by distributions to the member of $130.5 million.

Recent Financing Activities

See Note 8 - Debt in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our term loans and other debt instruments.

On June 30, 2026, investment funds affiliated with Brookfield Corporation entered into an amended revolving credit facility agreement, pursuant to which the Company was released from its obligations as a Qualified Borrower under the 2021 Fund Revolving Credit Facility. In connection with the release, all outstanding borrowings and accrued interest attributable to the Company were repaid, and the lenders terminated their commitments and obligations to extend credit to the Company under the facility.

Off-Balance-Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Estimates

Discussion and analysis of our financial condition and results of operations are based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require the Company’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting estimates:

•
accounting for revenue recognition;
•
accounting for income taxes;
•
accounting for leases;
•
accounting for business combinations;
•
accounting for fair value measurements;
•
accounting for impairment of goodwill and other intangible assets; and
•
accounting for property and equipment, net.

These critical accounting estimates are discussed in more detail under the caption "Critical Accounting Estimates" in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in our IPO Prospectus.

Recent Accounting Pronouncements

See Note 1 of Notes to unaudited condensed consolidated financial statements in Part I Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion about market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We may be exposed to market risks related to changes in interest rates and foreign currency exchange rates and fluctuations in the prices of certain commodities, primarily electricity.

Interest rate risk

We are exposed to interest rate risk related to our outstanding debt. An immediate increase or decrease in current interest rates from their position as of June 30, 2026 would not have a material impact on our interest expense due to the fixed coupon rate on 96% of our total debt obligations. However the interest expense associated with our Revolving Credit Facility that bears interest at variable rates could be affected. We enter into floating-to-fixed interest rate swaps to fix our variable cost of borrowing, to the extent that those variable-rate borrowings are material, which are designated as cash flow hedges. When interest rate hedges are settled periodically, any accumulated gain or loss included as a component of other comprehensive (loss) income will be amortized to Interest expense over the term of the forecasted hedging transaction which is equivalent to the term of the interest rate swap. As of June 30, 2026 we had $659.0 million of float to fixed interest rate swaps. After giving effect to these swaps, approximately 4% of our total debt obligations remained subject to variable interest rates as of June 30, 2026. As a result, for every 100-basis point increase or decrease in interest rates, our annual interest expense could increase or decrease by $1.9 million based on the total balance of our Revolving Credit Facility and variable funding notes as of June 30, 2026.

The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows.

Foreign currency risk

We are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our primary currency exposure is the Canadian dollar ("CAD"). As a result, our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected by such changes in the future. If the U.S. Dollar ("USD") had appreciated or depreciated by 10% relative to CAD, our net loss for the six months of 2026 would have decreased or increased by approximately $2.5 million, respectively.

We have certain financial liabilities in Canada that are denominated in USD, currency different from the relevant entities' functional currency. Changes in the functional currency value of these balances create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated liabilities are recognized each period within Other income (loss), net in our unaudited condensed consolidated statements of operations. During the six months ended June 30, 2026, we recognized approximately $13.9 million of expense related to the financial liabilities denominated in foreign currencies. If USD had appreciated or depreciated by 10% relative to CAD, our net loss for the six months of 2026 would have decreased or increased by approximately $37.5 million, respectively.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments; however, we may choose to do so in the future.

Commodity price risk

Certain operating costs we incur are subject to price fluctuations resulting from volatility in underlying commodity prices. The commodities most likely to impact our results of operations in the event of price changes are energy and diesel fuel used in our generators. The Company has both all-in contracts and metered power contracts. Under all-in contracts, customers pay a single recurring charge that includes power. However, substantially all of our all-in contracts as of June 30, 2026 and December 31, 2025 included explicit mechanisms such as power indexation, utility rate pass-throughs, or extraordinary cost adjustment clauses. Where such mechanisms exist, certain increases in utility costs may be passed through to customers. Under metered power contracts, customers pay a fixed facility and capacity fee plus electricity as a separate, metered charge. For metered power contracts, power price increases are passed through to customers, and the customer bears all of electricity price volatility. Therefore, under these contracts, increases in electricity costs are passed through to customers and, as a result, such increases do not materially impact net earnings under those contracts.

We do not currently employ forward contracts or other financial instruments to address commodity price risk.

Item 4. Controls and Procedures

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Note 12 – Commitments and Contingencies – Legal Contingencies to the unaudited condensed consolidated financial statements (included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes to the risk factors associated with our business previously disclosed in the “Risk Factors” section in our IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On July 17, 2026, the Company completed its initial public offering of 50.0 million shares of common stock at a public offering price of $21.00 per share. The Company received net proceeds of approximately $1,010 million, after deducting underwriting discounts and commissions and before payment of offering expenses. The managing underwriters for our IPO were Morgan Stanley & Co. LLC and TD Securities (USA) LLC.

On July 27, 2026, the underwriters exercised their option to purchase an additional 7,499,000 shares of common stock at the initial public offering price of $21.00 per share, less underwriting discounts and commissions. As a result, the Company received additional net proceeds of approximately $149.6 million, increasing total net proceeds from the offering to approximately $1,159.6 million.

All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-296826), which was declared effective by the U.S. Securities and Exchange Commission on July 15, 2026.

The Company used a portion of the net proceeds to repay in full the $773.9 million outstanding under its revolving credit facility, the $75.5 million outstanding under its promissory note, the $75.3 million outstanding under its Series 2024-1 Variable Funding Notes, and $219.8 million outstanding under its Series 2020-2 Class A-2 Notes, with each amount including accrued and unpaid interest through the repayment date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Director and Officer Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1

Registration Rights Agreement, dated as of July 17, 2026, by and between Csquare, Inc. and the Holders party thereto (incorporated by reference to Exhibit 10.1 to Csquare, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2026)

10.2

Stockholders Agreement, dated as of July 17, 2026, by and among Csquare, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to Csquare, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 17, 2026)

10.3	Csquare, Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Csquare, Inc.’s Registration Statement on Form S-1 (File No. 333-296826))

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 10, 2026	By:	/s/ Spencer Mullee
Spencer Mullee
Chief Executive Officer

Date: August 10, 2026	By:	/s/ Steven Cook
Steven Cook
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2026	By:	/s/ Andrea White
Andrea White
Chief Accounting Officer
(Principal Accounting Officer)