Form 10-Q
period 2026-09-30
Csquare, Inc.
filed 2026-11-10
CIK 2105398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act.

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

As of November 2, 2026, there were 166,633,984 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Csquare, Inc.

Unaudited Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$34,743	$140,159
Restricted cash	209,282	263,257
Due from related parties	7,557	144,451
Accounts receivable, net of allowance for expected credit losses of $5,777 and $2,643 as of September 30, 2026 and December 31, 2025, respectively	162,690	90,708
Prepaid assets	12,517	7,013
Other current assets	74,089	73,307
Current assets held for sale	30,165	—
Total current assets	531,043	718,895
Property and equipment, net	4,165,581	3,951,089
Right-of-use assets	301,455	355,237
Goodwill	503,529	541,493
Intangible assets, net	390,881	436,299
Other assets	139,716	91,410
Total assets	$6,032,205	$6,094,423

Liabilities and stockholders'/member's equity (deficit)
Current liabilities:
Accounts payable	72,705	$34,477
Accrued expenses	126,181	128,606
Due to related parties	8,821	—
Contract liabilities, current	111,140	96,358
Operating lease liabilities, current	40,584	41,755
Finance lease liabilities, current	11,384	15,020
Current liabilities held for sale	19,596	—
Total current liabilities	390,411	316,216
Contract liabilities, net of current portion	228,146	122,762
Long-term debt, net of deferred financing costs	3,842,667	4,755,553
Operating lease liabilities, net of current portion	290,511	391,577
Finance lease liabilities, net of current portion	421,842	428,364
Deferred tax liabilities	121,148	165,600
Other liabilities, non-current	40,219	41,097
Total liabilities	5,334,944	6,221,169
Commitments and contingencies (Note 14)
Stockholders'/member's equity (deficit):
Member's interest, 150,000 common shares authorized, 103,887 issued and outstanding as of December 31, 2025	—	1,094,620
Common stock, 1,490,000 common shares authorized, 166,634 issued and outstanding as of September 30, 2026	1,666	—
Preferred stock, 10,000 preferred shares authorized, no shares issued and outstanding as of September 30, 2026	—	—
Additional paid-in capital	2,268,253	—
Accumulated deficit	(1,558,042)	(1,225,641)
Accumulated other comprehensive (loss) income	(14,616)	4,275
Total stockholders'/member's equity (deficit)	697,261	(126,746)
Total liabilities and stockholders'/member's equity (deficit)	$6,032,205	$6,094,423

See accompanying notes to the unaudited condensed consolidated financial statements.

Csquare, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$302,332	$240,758	$853,145	$718,268
Costs and operating expenses:
Cost of revenues, excluding depreciation and amortization	141,995	129,230	411,655	375,368
Selling, marketing, general and administrative	85,622	19,962	146,514	65,610
Depreciation and amortization	84,907	63,053	258,986	190,937
Gain on lease modification	—	—	(40,043)	(51)
Transaction and other costs	4,453	2,116	18,235	6,700
Total costs and operating expenses	316,977	214,361	795,347	638,564
Income (Loss) from operations	(14,645)	26,397	57,798	79,704
Interest expense	(71,448)	(59,668)	(252,637)	(165,787)
Loss on extinguishment of debt	(6,833)	(1,568)	(6,833)	(6,881)
Other income (loss), net	4,791	472	(762)	2,097
Loss before income taxes	(88,135)	(34,367)	(202,434)	(90,867)
Income tax (expense) benefit	(14)	4,556	(495)	12,213
Net loss	$(88,149)	$(29,811)	$(202,929)	$(78,654)

Net loss per share:
Basic and diluted	$(0.58)	$(0.29)	$(1.70)	$(0.76)
Weighted average common shares outstanding:
Basic and diluted	151,369	103,887	119,674	103,887

See accompanying notes to the unaudited condensed consolidated financial statements.

Csquare, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(88,149)	$(29,811)	$(202,929)	$(78,654)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment ("CTA")	(1,249)	(1,229)	(19,401)	10,593
Unrealized gain (loss) on cash flow hedges, net of tax effects of $0 for the three and nine months ended September 30, 2026, and $253 and $759 for the three and nine months ended September 30, 2025	(813)	(268)	510	(20,911)
Net loss on defined benefit plans, net of tax effects of $0 for the three and nine months ended September 30, 2026, and $4 and $13 for the three and nine months ended September 30, 2025	—	4	—	265
Total other comprehensive loss, net of tax	(2,062)	(1,493)	(18,891)	(10,053)
Comprehensive loss, net of tax	$(90,211)	$(31,304)	$(221,820)	$(88,707)

See accompanying notes to the unaudited condensed consolidated financial statements.

Csquare, Inc.

Unaudited Condensed Consolidated Statements of Stockholders'/Member's (Deficit) Equity

(in thousands)

	Member's Interest		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total
	Units	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of December 31, 2025	103,887	$1,094,620	—	$—	$—	$(1,225,641)	$4,275	$(126,746)
Net loss	—	—	—	—	—	(65,953)	—	(65,953)
Contributions from member	—	—	—	—	—	—	—	—
Distribution of assets to member	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(11,310)	(11,310)
Balance as of March 31, 2026	103,887	$1,094,620	—	$—	$—	$(1,291,594)	$(7,035)	$(204,009)
Net loss	—	—	—	—	—	(48,827)	—	(48,827)
Contributions from member	—	266	—	—	—	—	—	266
Distribution of assets to member	—	(1,056)	—	—	—	(129,472)	—	(130,528)
Conversion of member's interest to common stock	(103,887)	(1,093,830)	103,887	1,039	1,092,791	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(5,519)	(5,519)
Balance as of June 30, 2026	—	$—	103,887	$1,039	$1,092,791	$(1,469,893)	$(12,554)	$(388,617)
Net loss	—	—	—	—	—	(88,149)	—	(88,149)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions and offering costs	—	—	57,499	575	1,143,398	—	—	1,143,973
Shares issued under stock compensation plans	—	—	5,248	52	(52)	—	—	—
Stock-based compensation	—	—	—	—	32,116	—	—	32,116
Other comprehensive loss	—	—	—	—	—	—	(2,062)	(2,062)
Balance as of September 30, 2026	—	$—	166,634	$1,666	$2,268,253	$(1,558,042)	$(14,616)	$697,261

	Member's Interest		Accumulated	Accumulated Other Comprehensive	Total Equity
	Units	Amount	Deficit	Income (Loss)
Balance as of December 31, 2024	103,887	$1,092,299	$(320,736)	$6,861	$778,424
Net loss	—	—	(34,915)	—	(34,915)
Contributions from member	—	499	—	—	499
Other comprehensive loss	—	—	—	(9,123)	(9,123)
Balance as of March 31, 2025	103,887	$1,092,798	$(355,651)	$(2,262)	$734,885
Net loss	—	—	(13,928)	—	(13,928)
Contributions from member	—	234	—	—	234
Other comprehensive income	—	—	—	563	563
Balance as of June 30, 2025	103,887	$1,093,032	$(369,579)	$(1,699)	$721,754
Net loss	—	—	(29,811)	—	(29,811)
Contributions from member	—	106	—	—	106
Distribution of assets to member	—	—	(250,000)	—	(250,000)
Other comprehensive loss	—	—	—	(1,493)	(1,493)
Balance as of September 30, 2025	103,887	1,093,138	$(649,390)	$(3,192)	$440,556

See accompanying notes to the unaudited condensed consolidated financial statements.

Csquare, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net loss	$(202,929)	$(78,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	258,986	190,937
Amortization of deferred financing costs	34,662	18,829
Employee loan extinguishment	8,340	—
Stock-based compensation	32,116	—
Loss on extinguishment of debt	6,833	6,881
Deferred income tax benefit	(6,451)	(13,027)
Gain on modification of leases	(40,043)	(51)
Unrealized loss on foreign exchange transactions	8,398	—
Other operating activities	6,135	56
Changes in operating assets and liabilities:
Accounts receivable	(77,791)	16,229
Prepaid and other current assets	(7,409)	2,784
Operating lease right-of-use assets	31,115	39,128
Due to (from) related parties	3,017	262
Other assets	(47,696)	(25,705)
Accounts payable and accrued expenses	5,563	(56,899)
Other long-term liabilities	118,798	46,251
Operating lease liabilities	(28,285)	(28,160)
Net cash provided by operating activities	103,359	118,861
Investing activities
Purchase of property and equipment	(442,576)	(150,809)
Purchase of previously leased property	—	(23,989)
Related party loans and deposits	127,590	(9,138)
Net cash used in investing activities	(314,986)	(183,936)
Financing activities
Proceeds from issuance of common stock, net of underwriting discounts and commissions	1,159,605	—
Borrowings on long term debt, net of discount	—	1,681,488
Repayments on long-term debt	(219,500)	(1,078,024)
Borrowings on revolving credit facility	177,000	322,000
Repayments on revolving credit facility	(911,000)	(217,900)
Repayment of finance lease liabilities	(8,953)	(12,144)
Distributions to members	(130,528)	(250,000)
Contributions from members	266	839
Borrowings - related party	75,000	—
Repayment on borrowings - related party	(75,000)	—
Payment of debt financing cost	(443)	(39,924)
Payment of deferred offering costs	(8,170)	—
Net cash provided by financing activities	58,277	406,335
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(781)	(189)
Cash, cash equivalents and restricted cash
Net change in cash, cash equivalents and restricted cash	$(154,131)	$341,071
Balance, beginning of period	403,416	120,587
Balance, end of period	$249,285	$461,658
Reconciliation of cash and cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$34,743	$315,546
Restricted cash	209,282	146,112
Long-term restricted cash held within other assets	5,260	—
Total cash and cash equivalents and restricted cash	$249,285	$461,658
Supplemental disclosure of cash flow information:
Taxes paid	$5,058	$1,740
Interest paid	$219,762	$154,130

See accompanying notes to the unaudited condensed consolidated financial statements.

Csquare, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Overview and Summary of Significant Accounting Policies

Csquare, Inc. (collectively with its consolidated subsidiaries referred to as “Csquare”, or the “Company”, or “we”) is a leading enterprise digital infrastructure platform, owning and operating a geographically diverse portfolio of highly engineered, carrier-neutral data centers located primarily in 21 of the largest population centers across the United States, Canada, and the United Kingdom. The Company provides carrier-neutral colocation and interconnection services that provide infrastructure, including secure space, redundant power, advanced cooling systems, physical security, and interconnection capabilities, enabling customers to deploy and operate critical IT and network infrastructure. The Company's facilities support enterprise, network, cloud, and technology customers, providing long-duration, and availability-sensitive workloads.

The Company was formed as a Delaware limited liability company under the name of BIF III US Aggregator (Delaware) LLC in 2018. The Company commenced operations on January 1, 2019 and is headquartered in Coppell, Texas. On June 15, 2026, BIF III US Aggregator (Delaware) LLC converted its legal structure from a Delaware limited liability company, to a Delaware corporation named Csquare, Inc., pursuant to the provisions of the Delaware Limited Liability Company Act and the General Corporation Law of the State of Delaware. Brookfield Corporation beneficially owns approximately 62% of our common stock through its affiliate as of September 30, 2026.

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

The Company used a portion of the net proceeds to repay in full the $773.9 million outstanding under its revolving credit facility, the $75.5 million outstanding under its promissory note, the $75.3 million outstanding under its Series 2024-1 Variable Funding Notes, and $219.8 million outstanding under its Series 2020-2 Class A-2 Notes, with each amount including accrued and unpaid interest through the repayment date. Refer to Note 9 - Debt for additional information. In connection with the repayment of the revolving credit facility, the Company also terminated its interest rate swap agreements. Refer to Note 8 - Derivatives for additional information.

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

During the nine months ended September 30, 2026, there have been no changes to the Company’s significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements and notes as of and for the year ended December 31, 2025 included in the Company's IPO Prospectus, that have had a material impact on the unaudited condensed consolidated financial statements and related notes, other than those described below.

Deferred Offering Costs - The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are reclassed to stockholders' equity (deficit) and recorded as a reduction of the proceeds from the offering. Should the planned equity financing be abandoned, the deferred offering costs are expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statements of operations and comprehensive loss. Upon completion of the IPO and the underwriters' exercise of the over-allotment option, deferred offering costs of approximately $15.6 million were reclassified to additional paid-in capital as a reduction of the offering proceeds. No deferred offering costs were recorded as of December 31, 2025.

Stock-Based Compensation - In connection with the IPO, the Company adopted the Csquare, Inc. 2026 Omnibus Incentive Plan (the "2026 Incentive Plan"), which became effective immediately prior to the effectiveness of the registration statement relating to the Company's initial public offering. The 2026 Incentive Plan provides for the grant of equity-based and cash-based incentive awards to employees, directors and other service providers. Concurrently with the adoption of the 2026 Incentive Plan and the completion of the Company's initial public offering, the Company approved the replacement of certain outstanding incentive units with vested and unvested restricted shares ("RSAs"), unvested restricted stock units ("RSUs") and cash payments for eligible participants.

The Company recognized compensation expense associated with vested restricted shares and cash payments in the third quarter of 2026. The Company accounts for unvested restricted shares and RSUs in accordance with ASC 718, Compensation - Stock Compensation. Stock-based compensation expense associated with such awards is recognized over the applicable requisite service periods based on the grant-date fair value of the awards. The Company determines the fair value of restricted shares and RSUs based on the Company’s stock price on the date of grant. The Company accounts for forfeitures as they occur.

Assets held for sale - The Company classifies long-lived assets or disposal groups and related liabilities as held-for-sale when management having the appropriate authority, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale, disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of disposal.

As of September 30, 2026, the Company's assets and liabilities held for sale related to certain non-strategic sites that management committed to exit. During 2026, the Company received offers to purchase these sites and subsequently entered into letters of intent with potential buyers. The Company expects the sales to be completed in the fourth quarter of 2026 or the first quarter of 2027. Assets held for sale consisted of property and equipment of $21.8 million and right-of-use assets of $8.4 million. Liabilities held for sale consisted of operating lease liabilities of $19.6 million. No loss was recognized upon classification of the sites as held for sale.

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

2.
Revenues

Disaggregation of revenues

The following table presents the Company’s revenues disaggregated by revenue stream (in thousands):

For the three months ended September 30, 2026	Revenue from contracts with customers	Revenue from leases (2)	Total revenue
Colocation	$164,172	$62,866	$227,038
Interconnection	24,261	25	24,286
Other	5,879	6,845	12,724
Recurring revenues	194,312	69,736	264,048
Non-recurring revenues (1)	6,302	5,856	12,158
Metered power revenues	18,889	7,237	26,126
Total revenues	$219,503	$82,829	$302,332

For the three months ended September 30, 2025
Colocation	$150,582	$28,660	$179,242
Interconnection	26,060	57	26,117
Other	6,603	2,032	8,635
Recurring revenues	183,245	30,749	213,994
Non-recurring revenues (1)	9,262	3,044	12,306
Metered power revenues	11,503	2,955	14,458
Total revenues	$204,010	$36,748	$240,758

For the nine months ended September 30, 2026	Revenue from contracts with customers	Revenue from leases (2)	Total revenue
Colocation	$493,622	$147,374	$640,996
Interconnection	73,833	66	73,899
Other	17,893	20,434	38,327
Recurring revenues	585,348	167,874	753,222
Non-recurring revenues (1)	15,526	16,333	31,859
Metered power revenues	50,092	17,972	68,064
Total revenues	$650,966	$202,179	$853,145

For the nine months ended September 30, 2025
Colocation	$457,258	$76,542	$533,800
Interconnection	79,992	159	80,151
Other	23,262	7,871	31,133
Recurring revenues	560,512	84,572	645,084
Non-recurring revenues (1)	26,244	7,067	33,311
Metered power revenues	33,015	6,858	39,873
Total revenues	$619,771	$98,497	$718,268

(1) Our non-recurring revenues consist of installation services and other one-time charges such as termination fees and storage fees. These services are considered to be non-recurring because they are billed typically once, upon completion of the installation, professional service work performed, or based on customer consumption of power, rather than on a fixed, recurring basis.

(2) Refer to Note 6 - Leases for additional disclosures related to the Company’s lease arrangements under Topic 842.

Contract Balances

The following table provides a summary of the opening and closing balances of accounts receivable, net, as well as current and non-current contract assets and contract liabilities (in thousands):

	Accounts receivable, net	Contract assets, current	Contract assets, non-current	Contract liabilities, current	Contract liabilities, non-current
Beginning balances as of December 31, 2025	$90,708	$26,588	$1,557	$96,358	$122,762
Closing balances as of September 30, 2026	162,690	38,541	6,655	111,140	228,146
Increase	$71,982	$11,953	$5,098	$14,782	$105,384

During the nine months ended September 30, 2026, the change in the Company’s accounts receivable, net, contract assets, and contract liabilities primarily results from the timing difference between the satisfaction of our performance obligations, the customer's invoicing and the customer's payment. The amounts of revenue recognized during the nine months ended September 30, 2026 and 2025 from the opening contract liabilities balance were $89.2 million and $86.7 million, respectively. For the nine months ended September 30, 2026 and 2025, no impairment loss related to contract balances was recognized in the unaudited condensed consolidated statements of operations.

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

Nine Months Ended September 30, 2026
Allowance for expected credit losses, beginning balance	$2,643
Provision for expected credit losses, net	5,427
Write offs, net	(2,293)
Allowance for expected credit losses, ending balance	$5,777

Remaining performance obligations

The following table presents estimated revenue expected to be recognized in the future related to the unsatisfied portion of the performance obligation as of September 30, 2026 (in thousands):

	Remaining 2026	2027	2028	2029	2030	Thereafter
Colocation	$187,581	$606,070	$413,788	$292,530	$178,533	$258,682
Interconnection	27,307	74,195	42,343	23,882	13,258	23,899
Other revenue	8,841	30,697	23,183	21,706	19,511	23,970
Total	$223,729	$710,962	$479,313	$338,117	$211,302	$306,550

3.
Property and Equipment, Net

Property and equipment, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Land	$534,373	$552,915
Buildings and improvements	1,730,317	1,725,357
Finance leases	573,642	578,004
Leasehold improvements	509,049	507,773
Machinery and equipment	994,629	859,706
Construction in progress	505,023	223,551
Computer networking	18,906	18,058
Other	17,197	17,120
Property and equipment, total	4,883,136	4,482,484
Less: accumulated depreciation	(717,555)	(531,395)
Property and equipment, net	$4,165,581	$3,951,089

Depreciation on property and equipment was $70.8 million and $49.8 million for the three months ended September 30, 2026 and 2025, respectively, $214.9 million and $150.1 million for the nine months ended September 30, 2026 and 2025, respectively, which was included in depreciation and amortization expense on the unaudited condensed consolidated statements of operations. During the three months ended September 30, 2026, the Company capitalized $7.6 million of interest costs associated with construction projects.

Supplemental unaudited condensed consolidated cash flow information related to property and equipment is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Property and equipment in accounts payable and accrued liabilities	$29,017	$7,703

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

Pursuant to the Purchase Agreement, the Company funded $16.2 million into escrow related to the resolution of requests submitted by two subsidiaries of the 2025 Portfolio for a change in fiscal period with the Canada Revenue Agency and Revenue Quebec. The escrow amount of $16.2 million was included in the purchase price. Given the contingency related to an uncertain tax position, the Company recorded income tax liabilities and a related indemnification asset of $16.2 million. Subsequent to the 2025 Portfolio Acquisition, the Canada Revenue Agency and Revenue Quebec denied the application to change the fiscal period-end. As a result, the $16.2 million held in escrow was released and returned to the Company during the second quarter of 2026 and was subsequently used to satisfy the related income tax obligations.

The table below sets forth the final purchase price, the final fair value of the assets acquired and liabilities assumed, and the final goodwill recognized for the acquisition (in thousands):

Final Purchase Price	$202,478

Final fair value of assets acquired and liabilities assumed
Cash and cash equivalents	6,780
Restricted cash	20,754
Accounts receivable	15,672
Prepaid expenses	2,244
Property and equipment	783,519
Intangible assets	63,700
Other current assets	20,379
Total assets	913,048

Accounts payable and accrued liabilities	21,545
Contract liabilities	4,678
Long-term debt, net of deferred financing costs	720,000
Deferred tax liabilities	64,231
Total liabilities	810,454
Net assets acquired	102,594

Final Goodwill	$99,884

The Company recognized customer relationships as an intangible asset with a fair value of $63.7 million, which is being amortized over a weighted average useful life of 12.4 years. The fair values of the customer relationships were estimated using the with-and-without method. The final goodwill of $99.9 million arising from the transaction is primarily related to new customer contracts associated with expected capacity expansions after the acquisition and the workforce of the acquired businesses. The goodwill recognized is not deductible for tax purposes. The results of the 2025 Portfolio Acquisition have been included in the Company’s unaudited consolidated statements of operations since the acquisition date. During the nine months ended September 30, 2026, the Company recorded measurement period adjustments of $35.1 million, primarily related to tax matters associated with the 2025 Portfolio Acquisition.

The following unaudited pro forma financial information represents the combined results of operations as if the acquisition had occurred on January 1, 2024 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Revenue	$853,145	$771,408
Net loss	$(202,929)	$(116,001)

The results presented above reflect the impact of nonrecurring pro forma adjustments, including depreciation and amortization of acquired Property and equipment and intangible assets, acquisition-related transaction costs, interest expense on assumed debt, and the related income tax effects of these pro forma adjustments. The unaudited pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. The unaudited pro forma financial information is provided for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of the beginning of fiscal 2024.

5.
Goodwill and Intangible Assets, Net

Changes in goodwill as of September 30, 2026, as compared to December 31, 2025 consisted of the following (in thousands):

Balance as of December 31, 2025	$541,493
Measurement period adjustment	(35,065)
Impact of foreign currency translation	(2,899)
Balance as of September 30, 2026	$503,529

Intangible assets, net consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026			As of December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Total	Gross Carrying Amount	Accumulated Amortization	Total
Finite-lived intangibles:
Customer Relationships	$571,241	$(187,029)	$384,212	$572,854	$(154,104)	$418,750
Developed Technology	42,000	(38,500)	3,500	42,000	(28,000)	14,000
Lease in place	5,696	(3,341)	2,355	5,696	(2,742)	2,954
IP Addresses	310	(286)	24	286	(286)	—
Patents	678	(64)	614	450	(29)	421
Total finite-lived intangibles	619,925	(229,220)	390,705	621,286	(185,161)	436,125
Indefinite-lived intangibles:
Trademarks	26	—	26	24	—	24
Internet Domain	150	—	150	150	—	150
Total indefinite-lived	176	—	176	174	—	174
Total intangibles	$620,101	$(229,220)	$390,881	$621,460	$(185,161)	$436,299

The Company recorded amortization expense on intangible assets of $14.1 million and $13.3 million for the three months ended September 30, 2026 and 2025, respectively, and $44.1 million and $40.8 million for the nine months ended September 30, 2026 and 2025, respectively which was included in depreciation and amortization expense on the unaudited condensed consolidated statements of operations. The Company did not record any impairment charges related to intangible assets for the nine months ended September 30, 2026 and 2025.

As of September 30, 2026, expected future amortization expense for the years indicated was as follows (in thousands):

Remaining portion of 2026	$12,558
2027	42,083
2028	42,083
2029	41,689
2030	41,405
Thereafter	210,887
Total	$390,705

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

The components of lease expenses and income for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost:
Operating lease cost	$16,683	$23,159	$52,101	$71,858
Finance lease cost:
Amortization of right-of-use assets	8,595	10,679	26,069	32,119
Interest on lease liabilities	9,060	9,981	27,376	30,107
Total finance lease cost	$17,655	$20,660	$53,445	$62,226
Short-term lease cost	10	488	629	1,816
Sublease income	(507)	(507)	(1,521)	(1,521)
Total lease cost	$33,841	$43,800	$104,654	$134,379

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

For the three and nine months ended September 30, 2026 and 2025, the Company did not record any impairment charges related to right-of-use assets.

On May 20, 2026, the Company entered into a Surrender Agreement with the landlord of its Hawthorne, California facility. The Company did not exercise any renewal options under the lease and surrendered the leased premises on May 31, 2026. In accordance with ASC 842, the Company derecognized the remaining lease liability and right-of-use asset associated with the lease upon termination. As a result, the Company recognized a net gain of $40.0 million during the nine months ended September 30, 2026, which is included in gain on lease modification in the Company’s unaudited condensed consolidated statements of operations.

Supplemental unaudited condensed consolidated cash flow and other information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used by operating leases	$(49,271)	$(60,890)
Operating cash flows used by finance leases	(27,376)	(30,107)
Financing cash flows used by finance leases	(8,953)	(12,144)

Right-of-use assets obtained in exchange for new or modified lease obligations:
Operating lease right-of-use assets	$7,278	$1,792

Derecognition of right-of-use assets
Operating leases	$21,794	$12,453

Derecognition of lease liabilities
Operating leases	$61,837	$12,504

Weighted average remaining lease term (in years) – operating leases	9.4	8.8
Weighted average remaining lease term (in years) – finance leases	17.5	17.3
Weighted average discount rate – operating leases	7.5%	7.5%
Weighted average discount rate – finance leases	8.4%	9.0%

As of September 30, 2026, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Remaining portion of 2026	$15,389	$12,022
2027	62,453	41,519
2028	63,681	38,250
2029	61,236	39,159
2030	47,879	40,092
Thereafter	192,173	750,490
Total lease payments	$442,811	$921,532
Imputed interest	(111,716)	(488,306)
Total lease liabilities	$331,095	$433,226

Lessor Accounting

The Company enters into lease arrangements, as lessor, primarily for data center spaces. Our leases generally have non-cancelable initial lease terms ranging from five to ten years and may include options to extend or renew the lease for additional periods. Lease payments typically consist of fixed payments, including contractual rent escalation provisions, and, for certain leases, variable lease payments. Variable lease payments are primarily based on usage or other factors specified in the lease agreements and are billed in arrears based on actual consumption. The lease arrangements do not contain purchase options.

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

The components of operating lease income for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease revenue	$74,818	$33,662	$181,870	$89,075
Variable lease revenue	8,011	3,086	20,309	9,422
Total operating lease revenue	$82,829	$36,748	$202,179	$98,497

Future minimum lease receipts for operating leases under Topic 842 as of September 30, 2026 are as follows (in thousands):

Remaining portion of 2026	$58,035
2027	254,638
2028	255,847
2029	255,170
2030	231,233
Thereafter	458,436
Total minimum lease receipts	$1,513,359

Property and equipment, net, associated with operating lease income consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Land	$93,807	$88,009
Buildings and improvements	395,781	423,798
Leasehold improvements	70,121	66,473
Machinery and equipment	230,181	169,427
Computer networking	327	280
Other	77	75
Property and equipment, total	790,294	748,062
Less: accumulated depreciation	(81,203)	(47,316)
Property and equipment, net	$709,091	$700,746

Depreciation on property and equipment underlying operating lease income was $9.8 million and $3.9 million, for the three months ended September 30, 2026 and 2025, respectively, and $34.3 million and $11.5 million, for the nine months ended September 30, 2026 and 2025, respectively, and was included in depreciation and amortization expense on the unaudited condensed consolidated statements of operations.

7.
Other Current Assets and Accrued Expenses

The components of certain unaudited condensed consolidated balance sheets accounts are as follows (in thousands):

	As of September 30,	As of December 31,
	2026	2025
Other current assets:
Contract assets, current	$38,541	$26,588
Deferred rent	7,559	2,460
Deferred commissions	14,897	12,272
Indemnification asset	—	16,413
Other	13,092	15,574
Total other current assets	$74,089	$73,307

	As of September 30,	As of December 31,
	2026	2025
Accrued expenses:
Property and other taxes	$35,793	$41,418
Utilities	22,343	23,285
Compensation	31,158	29,775
Interest payable	3,176	5,290
Rent	589	969
Professional fees	7,100	665
Refund liabilities	16,471	11,943
Other	9,551	15,261
Total accrued expenses	$126,181	$128,606

8.
Derivatives

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company's forecasted variable interest cash flows. The swaps were designed to hedge exposure to floating interest rates on the 2024 Term Loan Facility (as defined in Note 9 - Debt) for the nine months ended September 30, 2025 and on the 2024 Revolving Credit Facility (as defined in Note 9 - Debt) for the nine months ended September 30, 2026.

During 2025, the Company terminated its outstanding interest rate swap agreements in connection with three separate prepayments of the 2024 Term Loan Facility. As a result, the Company had no designated interest rate swap agreements outstanding as of December 31, 2025.

In February 2026, the Company entered into new interest rate swap agreements designated as cash flow hedges of variable-rate borrowings under the 2024 Revolving Credit Facility. In July 2026, the Company terminated all outstanding swap agreements in connection with the repayment of the 2024 Revolving Credit Facility. Accordingly, the Company had no designated interest rate swap agreements outstanding as of September 30, 2026.

The following table presents a roll-forward of interest rate swaps activity and the related impacts on accumulated other comprehensive (loss) income ("AOCI") and earnings for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance, beginning of period	$(2,009)	$(3,277)	$(3,332)	$16,860
Total amount recorded in AOCI	(196)	26	786	(19,885)
Amount reclassified from AOCI to income	(617)	(41)	(276)	(267)
Balance, end of period	$(2,822)	$(3,292)	$(2,822)	$(3,292)

9.
Debt

The Company’s total debt obligations are as follows (in thousands):

	Maturities (1)	Effective Interest Rates (2)	September 30, 2026	December 31, 2025
2020 Asset-Backed Secured Note 2 A-2	October 2027	3.74%	$30,500	$250,000
2021 Asset-Backed Secured Note 1 B	May 2028	5.95%	61,000	61,000
2021 Asset-Backed Secured Note 1 C	May 2028	8.39%	41,000	41,000
2022 Asset-Backed Secured Note 1 A-2	April 2029	5.27%	120,000	120,000
2022 Asset-Backed Secured Note 1 B	April 2029	5.96%	51,000	51,000
2024 Revolving Credit Facility	December 2026 (3)	—%	—	659,000
Series 2024-1 VFN	October 2029	—%	—	75,000
2024 Asset-Backed Secured Note 1 A-2	October 2029	7.07%	400,000	400,000
2024 Asset-Backed Secured Note 2 A-2	October 2031	7.31%	400,000	400,000
2024 Asset-Backed Secured Note 1 B	October 2029	7.77%	85,000	85,000
2025 Asset-Backed Secured Note 1 A-2	March 2030	6.60%	445,000	445,000
2025 Asset-Backed Secured Note 2 A-2	March 2032	6.88%	440,000	440,000
2025 Asset-Backed Secured Note 1 B	March 2030	7.24%	55,000	55,000
2025 Asset-Backed Secured Note 3 A-2	August 2030	6.46%	395,000	395,000
2025 Asset-Backed Secured Note 4 A-2	August 2032	6.78%	390,000	390,000
2025 Asset-Backed Secured Note 3 B	August 2030	6.90%	30,000	30,000
2025 Asset-Backed Secured Note 5 A-2	December 2029	6.40%	150,000	150,000
2025 Asset-Backed Secured Note 6 A-2	December 2030	6.40%	335,000	335,000
2025 Asset-Backed Secured Note 7 A-2	December 2032	6.60%	575,000	575,000
2025 Asset-Backed Secured Note 6 B	December 2030	7.40%	40,000	40,000
Total principal debt			4,043,500	4,997,000
Less: unamortized debt issuance costs			(200,833)	(241,447)
Total long-term debt, net of current			$3,842,667	$4,755,553

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

As of September 30, 2026, the future principal payments for the Company’s debt were as follows (in thousands):

For the years ending December 31,	Amount
Remaining portion of 2026	$—
2027	30,500
2028	102,000
2029	806,000
2030	1,300,000
Thereafter	1,805,000
Total	$4,043,500

For the three and nine months ended September 30, 2026 and 2025, total interest expense for the Company’s debt obligations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stated interest expense (1)	$51,291	$38,712	$188,400	$113,012
Amortization of deferred financing costs	10,546	6,992	34,662	18,829
Total	$61,837	$45,704	$223,062	$131,841

(1) Includes interest rate swap settlements in the amount of $0.1 million and $0.6 million as a reduction of stated interest expense for the three months ended September 30, 2026 and September 30, 2025, respectively, and $0.4 million and $3.4 million as a reduction of stated interest expense for the nine months ended September 30, 2026 and September 30, 2025, respectively. Stated interest expense is presented net of interest costs capitalized as part of property and equipment.

2021 Fund Revolving Credit Facility

Prior to the IPO, Csquare, Inc. was a named borrower under a revolving credit agreement entered into by investment funds affiliated with Brookfield Corporation (the “2021 Fund Revolving Credit Facility”), under which Csquare, Inc. was jointly and severally liable for obligations under the facility, which allowed the Company to borrow, repay and re-borrow over its term.

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

As of September 30, 2026, there was no balance outstanding under the 2021 Fund Revolving Credit Facility following the Company's release from the facility on June 30, 2026. There were no outstanding borrowings under the facility as of December 31, 2025.

2024 Term Loan Facility

On January 12, 2024, certain subsidiaries of the Company entered into a loan agreement (the “2024 Term Loan Agreement”), pursuant to which the Company received a two-year term loan with an aggregate principal amount of $1,965.9 million (the “2024 Term Loan”). The 2024 Term Loan Facility bore interest at a rate based on the SOFR plus 3.75% with 25.0 basis point step up at month 13 and every 6 months thereafter until maturity of the original principal amount per annum.

On March 1, 2024, the Company amended its 2024 Term Loan Agreement to increase the principal amount of loan by $33.0 million.

On March 11, 2025, the Company prepaid outstanding principal of $646.7 million under the 2024 Term Loan Facility. In conjunction with the debt repayment the Company recognized a debt extinguishment charge of $5.3 million.

On August 21, 2025, in conjunction with the asset-backed borrowings, the Company prepaid outstanding principal of $431.3 million under the 2024 Term Loan Facility. In conjunction with the debt repayment, the Company recognized a debt extinguishment charge of $1.6 million.

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

As of September 30, 2026, the Company had no outstanding borrowings under the 2024 Revolving Credit Facility and had approximately $797.0 million of available borrowing capacity, net of $3.0 million of outstanding letters of credit. As of December 31, 2025, the outstanding balance under the 2024 Revolving Credit Facility was $659.0 million.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all financial covenants and requirements related to the 2024 Revolving Credit Facility.

Asset-Backed Notes

On October 17, 2024, certain subsidiaries of the Company completed an asset-backed securitization transaction totaling $885.0 million. The Company issued two series of fixed-rate notes - Series 2024-1 and Series 2024-2 (together, the “Series 2024-1/2 Notes”) pursuant to an indenture (the “2024 Indenture”).

On March 20, 2025, certain subsidiaries of the Company completed an asset-backed securitization transaction totaling $940.0 million. The Company issued two series of fixed-rate notes - Series 2025-1 and Series 2025-2 (together, the “Series 2025-1/2 Notes”) pursuant to a series supplement to the 2024 Indenture.

On August 21, 2025, certain subsidiaries of the Company completed an asset-backed securitization transaction totaling $815.0 million. The Company issued two series of fixed-rate notes - Series 2025-3 and Series 2025-4 (together, the “Series 2025-3/4 Notes”) pursuant to a series supplement to the 2024 Indenture.

On October 1, 2025, as a result of the 2025 Portfolio Acquisition, the Company acquired three series of fixed-rate notes - Series 2020-1/2 Notes, Series 2021-1 Notes, and Series 2022-1 Notes for a total of $743.0 million. The Series 2020-1/2 Notes, Series 2021-1 Notes, and Series 2022-1 Notes are governed by an indenture (the “2020 Indenture”).

On December 4, 2025, certain subsidiaries of the Company completed an asset-backed securitization transaction totaling $1,100.0 million. The Company issued three series of fixed-rate notes - Series 2025-5, Series 2025-6 and Series 2025-7 (together, the “Series 2025-5/6/7 Notes”) pursuant to a series supplement to the 2024 Indenture.

On December 4, 2025, in conjunction with the Series 2025-5/6/7 Notes, the Company paid off $220.0 million of Series 2020-1/2 Notes.

On August 6, 2026 and August 10, 2026, the Company made principal prepayments of $150.0 million and $69.5 million, respectively, on the Series 2020-2 Notes, partially reducing the outstanding balance. In conjunction with the debt repayment, the Company recognized a debt extinguishment charge of $6.8 million.

The Series 2020-2 Notes, Series 2021-1 Notes and Series 2022-1 Notes are secured by a collateral pool consisting of multi-tenant enterprise data centers, held in fee simple interests.

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

The Asset-Backed Secured Notes were issued in the following tranches, with Note Principal Balances presented as of September 30, 2026 (dollars in thousands):

Series	Class	Initial Principal Amount	Note Principal Balance	Coupon Rate	Anticipated Repayment Date
2020-2	A-2	$250,000	$30,500	2.50%	October 2027
2021-1	B	61,000	61,000	3.60%	May 2028
2021-1	C	41,000	41,000	5.60%	May 2028
2022-1	A-2	120,000	120,000	4.60%	April 2029
2022-1	B	51,000	51,000	5.10%	April 2029
2024-1	A-2	400,000	400,000	5.20%	October 2029
2024-1	B	85,000	85,000	5.60%	October 2029
2024-2	A-2	400,000	400,000	5.40%	October 2031
2025-1	A-2	445,000	445,000	5.50%	March 2030
2025-2	A-2	440,000	440,000	5.70%	March 2032
2025-1	B	55,000	55,000	5.90%	March 2030
2025-3	A-2	395,000	395,000	5.00%	August 2030
2025-4	A-2	390,000	390,000	5.20%	August 2032
2025-3	B	30,000	30,000	5.40%	August 2030
2025-5	A-2	150,000	150,000	5.30%	December 2029
2025-6	A-2	335,000	335,000	5.30%	December 2030
2025-7	A-2	575,000	575,000	5.80%	December 2032
2025-6	B	40,000	40,000	5.85%	December 2030

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

The unamortized deferred financing costs are presented as a direct deduction from the carrying amount of each note in the unaudited condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Company had unamortized deferred financing costs for the Asset-Backed Secured Notes as follows (dollars in thousands):

	As of September 30,	As of December 31,
	2026	2025
Series 2020-2 Notes	$403	$11,316
Series 2021-1 Notes	3,987	5,661
Series 2022-1 Notes	2,954	3,744
Series 2024-1/2 Notes	57,657	66,970
Series 2025-1/2 Notes	40,998	46,854
Series 2025-3/4 Notes	51,179	57,730
Series 2025-5/6/7 Notes	43,656	49,162

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all financial covenants and requirements related to its Asset-Backed Secured Notes.

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

As of September 30, 2026, there were no outstanding borrowings under the Series 2024-1 VFN. As of December 31, 2025, outstanding borrowings under the Series 2024-1 VFN were $75.0 million.

As of September 30, 2026 and December 31, 2025, the Company was in compliance with all of its financial covenants related to the Series 2024-1 VFN.

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

The Company made no contributions to the pension plan during the three months ended September 30, 2026 and 2025, respectively, and contributed $3.5 million and $1.2 million during the nine months ended September 30, 2026 and 2025, respectively. The Company recognized no expenses related to the Pension Plan or OPEB during the three months ended September 30, 2026 and 2025, respectively, and recognized expense of $0.5 million and $0.1 million during the nine months ended September 30, 2026 and 2025, respectively. Net periodic pension and postretirement benefit cost was not material for any period presented, either in the aggregate or for any individual component, including service cost, interest cost, expected return on plan assets, actuarial gains and losses, and amortization of prior service cost or credit.

The Company terminated the Pension Plan on April 29, 2026. In connection with the plan termination, the Company settled benefit obligations through distributions to plan participants totaling $7.0 million.

11.
Stockholders'/Member's Equity

General

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

Each common unit represented a unit of limited liability company interest and entitled the holder to one vote per unit, allocations of profits and losses, and distributions of available earnings, in proportion to ownership of common units, in accordance with the LLC Agreement and applicable law.

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

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of stockholders, except as otherwise required by law or the Company's certificate of incorporation. Holders of common stock are entitled to receive dividends when and if declared by the Board of Directors from legally available funds, subject to the rights of any outstanding preferred stock. In the event of the Company's liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the distribution of any remaining assets after payment of liabilities and satisfaction of any preferential rights of holders of preferred stock.

The Board of Directors is authorized, without further stockholder approval, to issue preferred stock in one or more series and to establish the voting powers, preferences and rights of each series, including dividend rights, liquidation preferences, redemption provisions and conversion rights. As of September 30, 2026, no shares of preferred stock were issued or outstanding.

As of September 30, 2026, the Company had 166,633,984 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

Stock Incentive Plans

In connection with the completion of its IPO, the Company adopted the 2026 Incentive Plan, which became effective immediately prior to the effectiveness of the registration statement relating to the IPO. The purpose of the 2026 Incentive Plan is to attract, retain and motivate employees, directors, consultants and other service providers and to align their interests with those of the Company's stockholders.

The 2026 Incentive Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), RSAs, RSUs, other stock-based awards and cash-based awards. The Compensation Committee of the Board of Directors administers the 2026 Incentive Plan and determines the participants, award terms and conditions, including vesting, exercisability, settlement and performance requirements. Awards may be granted to employees, directors, consultants and other eligible service providers of the Company and its affiliates.

The 2026 Incentive Plan reserves 13,381,510 shares of the Company's common stock for issuance pursuant to equity awards. Shares subject to awards that expire, are forfeited, cancelled or settled in cash generally become available for future grants under the plan. The maximum number of shares that may be issued pursuant to incentive stock options is equal to the plan share reserve. The 2026 Incentive Plan does not provide for automatic annual increases to the number of shares authorized for issuance and will expire on the tenth anniversary of its effective date unless terminated earlier by the Board of Directors.

Concurrently with the adoption of the 2026 Incentive Plan and completion of the IPO, the Company replaced certain outstanding pre-IPO incentive arrangements with 1.1 million vested RSAs, 4.1 million unvested RSAs, 1.3 million RSUs and cash payments for eligible participants. The replacement equity awards generally vest based on continued service over the remaining requisite service periods and provide for accelerated vesting upon certain liquidity events. Holders of RSAs are the record owners of the underlying shares and are entitled to the same voting rights as other holders of common stock.

During the three and nine months ended September 30, 2026, the Company recognized $32.1 million of stock-based compensation expense under the 2026 Incentive Plan, of which $31.4 million related to replacement equity awards. The Company also recognized $25.3 million of compensation expense related to the cash settlement of legacy pre-IPO incentive compensation arrangements.

12.
Net Loss per Share

The Company applies the two-class method for calculating basic earnings per share. Under the two-class method, net income (loss) is reduced by cumulative preferred stock dividends and the residual amount is allocated between common stock and other participating securities based on their participation rights. Participating securities are comprised of RSAs, which participate in dividends, if declared, by the Company. Holders of restricted stock receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method the difference in earnings per share is not significant for these participating securities. As the Company has reported a net loss for all periods, and the participating securities were not contractually obligated to share in the losses of the Company, accordingly, no losses were allocated to the participating securities.

Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding, excluding unvested restricted common stock. Diluted earnings per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for the effects of potentially dilutive common stock, which are comprised of restricted stock units and unvested restricted stock, using the treasury-stock method. Because the Company reported losses attributable to common stockholders for all periods presented, all potentially dilutive common stock are antidilutive for those periods.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(88,149)	$(29,811)	$(202,929)	$(78,654)
Weighted average common shares outstanding, basic and diluted	151,369	103,887	119,674	103,887
Net loss per share, basic and diluted	$(0.58)	$(0.29)	$(1.70)	$(0.76)

The number of securities that were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows (in thousands):

	As of September 30,
	2026	2025
Unvested restricted stock units and share awards	5,940	—

13.
Income Taxes

The Company accrues for income taxes during interim periods based on the estimated effective tax rate for the year. The effective tax rate is subject to change in the future due to various factors, such as the Company's operating performance and tax law changes. The Company's effective tax rate was (0.1)% and 13.3% for the three months ended September 30, 2026 and 2025, respectively, and (0.2)% and 13.4% for the nine months ended September 30, 2026 and 2025, respectively. The September 30, 2026 and 2025 effective tax rates differ from the statutory rate due primarily to non-deductible expenses and changes in valuation allowances.

14.
Commitments and Contingencies

Guarantees and Indemnifications

The Company maintains credit support arrangements with certain utility providers to support its contractual obligations. As of September 30, 2026 and December 31, 2025, the aggregate amount of such credit support arrangements was CAD 26.0 million, equivalent to approximately USD $18.3 million and USD $18.6 million, respectively.

Legal Contingencies

From time to time the Company may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. As of September 30, 2026 and December 31, 2025, the Company has not accrued any material potential loss.

15.
Related Party Transactions

Related Party Revenues and Expenses

During the three and nine months ended September 30, 2026, an affiliate of the Parent paid certain costs associated with our initial public offering on the Company's behalf. Such amounts were recorded as due to related parties in the unaudited condensed consolidated balance sheets. As of September 30, 2026, the outstanding balance due was approximately $8.8 million. No such balance was outstanding as of December 31, 2025.

The Company recognized related party revenue with affiliates of the Parent of $2.4 million and $0.8 million during the three months ended September 30, 2026 and 2025, respectively, and $7.0 million and $2.4 million during the nine months ended September 30, 2026 and 2025, respectively, which are included in revenues in the unaudited condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, there were no outstanding balances due to these related party revenues.

During the three and nine months ended September 30, 2026, the Company recognized related party expenses with affiliates of the Parent of $0.3 million and $0.4 million, respectively, which are included in cost of revenues, excluding depreciation and amortization in the unaudited condensed consolidated statements of operations. These expenses primarily relate to software and technology services provided by affiliates of the Parent.

During the three and nine months ended September 30, 2025, the Company recognized related party expenses with affiliates of the Parent of $1.1 million and $3.2 million, respectively, which are included in selling, marketing, general and administrative in the unaudited condensed consolidated statements of operations. The expenses primarily relate to rent expenses.

As of September 30, 2026 and December 31, 2025, there were no outstanding balances due to these related party expenses.

In 2024, the Company provided management services to an affiliate of the Parent. As of September 30, 2026 and December 31, 2025, the outstanding balance due from the affiliate for these services was approximately $1.2 million and $2.5 million, respectively.

Related Party Loans

On May 14, 2026, an affiliate of the Parent issued an unsecured promissory note to the Company with an aggregate principal amount of $75.0 million. The note bore interest at a rate of 3.54% per annum and was scheduled to mature on May 14, 2029. In July 2026, the Company repaid the note in full using a portion of the net proceeds from its initial public offering. As a result, there was no outstanding balance under the note as of September 30, 2026. Interest incurred on the note was included in Interest expense in the unaudited condensed consolidated statements of operations.

In 2025, the Company paid certain bonuses to executives on behalf of an affiliate of the Parent in return for a loan receivable from the affiliate. As of December 31, 2025, the outstanding balance due from affiliates was approximately $8.3 million. During the nine months ended September 30, 2026, the respective loan was forgiven and the Company recognized $8.3 million employee loan extinguishment costs, which are included in selling, marketing, general and administrative in the unaudited condensed consolidated statements of operations. The loan earned interest at a market-based rate and interest income is included in Other income (loss), net in the unaudited condensed consolidated statements of operations.

In 2025, the Company paid debt on behalf of an affiliate of the Parent in return for a loan receivable from the affiliate. As of September 30, 2026 and December 31, 2025, the outstanding balance due from affiliates was approximately $6.4 million and $6.4 million, respectively.

On March 11, 2025, the Company received a $646.0 million loan from Parent, the proceeds of which were used to repay outstanding principal under the Company’s 2024 Term Loan Facility in advance of the Company’s Series 2025-1/2 Notes issuance. On March 20, 2025, the bridge loan from Parent was repaid utilizing the proceeds received from the Series 2025-1/2 Notes issuances.

Related Party Deposits

From time to time, the Company temporarily deposits cash with affiliates of Parent bearing interest at a market-based rate. The deposits are presented in due from related parties on the unaudited condensed consolidated balance sheets and interest income recognized in Other income (loss), net in the unaudited condensed consolidated statements of operations. As of December 31, 2025, the Company had a deposit with an affiliate of the Parent of $127.6 million that bore interest at 3.99% per annum. The deposit matured during the second quarter of 2026, and the Company had no deposits with affiliates of the Parent as of September 30, 2026.

16.
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

The following tables present the significant revenue streams, significant segment expenses and other segment items regularly reviewed by our CODM, as well as consolidated net loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Colocation	$227,038	$179,242	$640,996	$533,800
Interconnection	24,286	26,117	73,899	80,151
Other	12,724	8,635	38,327	31,133
Non-recurring	12,158	12,306	31,859	33,311
Metered power revenues	26,126	14,458	68,064	39,873
Total revenues	302,332	240,758	853,145	718,268
Significant Segment Expenses:
Utilities	(58,919)	(52,856)	(166,580)	(142,801)
Real estate	(21,719)	(27,362)	(67,285)	(86,609)
Personnel	(22,825)	(19,570)	(67,728)	(59,182)
Property taxes	(10,695)	(7,773)	(32,235)	(22,795)
Repairs and maintenance	(9,722)	(6,870)	(24,745)	(20,750)
Selling, marketing, general and administrative	(85,622)	(19,962)	(146,514)	(65,610)
Gain on lease modification	—	—	40,043	51
Transaction and other costs	(4,453)	(2,116)	(18,235)	(6,700)
Depreciation and amortization	(84,907)	(63,053)	(258,986)	(190,937)
Other (loss) income, net	4,791	472	(762)	2,097
Loss on extinguishment of debt	(6,833)	(1,568)	(6,833)	(6,881)
Interest expense	(71,448)	(59,668)	(252,637)	(165,787)
Income tax (expense) benefit	(14)	4,556	(495)	12,213
Other segment items (1)	(18,115)	(14,799)	(53,082)	(43,231)
Segment net loss / Consolidated net loss	$(88,149)	$(29,811)	$(202,929)	$(78,654)

(1) Other segment items are primarily comprised of cost of revenues related to data center security services, commissions paid to third-party business partners, and other professional services associated with site management.

The following table provides information about disaggregated revenue by primary geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$273,568	$226,189	$766,996	$669,707
Canada	23,351	5,089	67,124	15,521
United Kingdom	3,941	7,392	14,111	23,507
All other countries	1,472	2,088	4,914	9,533
Total revenues	$302,332	$240,758	$853,145	$718,268

The following table provides information about long-lived assets by primary geographical region (in thousands):

	Property and equipment, net		Right-of-use assets
	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
United States	$3,564,275	$3,290,324	$295,244	$348,549
Canada	568,205	622,378	1,296	1,652
United Kingdom	33,101	38,387	4,915	5,036
Total	$4,165,581	$3,951,089	$301,455	$355,237

17.
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

The 2021 Fund Revolving Credit Facility, 2024 Term Loan Facility, 2024 Revolving Credit Facility, and Series 2024-1 VFN (as defined in Note 9 - Debt) are considered Level 2 instruments and recorded at book value on the Company’s unaudited condensed consolidated balance sheets. As they reprice frequently due to variable interest rate terms and entail no significant changes in credit risk, the fair value approximates carrying value. Refer to Note 9 - Debt for additional information.

The Series 2020-2 Notes, Series 2021-1 Notes, and Series 2022-1 Notes (as defined in Note 9 - Debt), which contain a fixed rate coupon, were assumed on October 1, 2025. These notes are considered Level 2 instruments. Due to the proximity of the date the Company acquired the Series 2020-2 Notes, Series 2021-1 Notes, and Series 2022-1 Notes to December 31, 2025, and the absence of significant changes in market interest rates or the Company’s credit risk since the acquisition date, the carrying amount of the Series 2020-2 Notes, Series 2021-1 Notes, and Series 2022-1 Notes approximates their fair value at December 31, 2025. Refer to Note 9 - Debt for additional information.

The fair value of fixed rate debt as of December 31, 2025, was as follows (in thousands):

	Fair value	As of December 31, 2025
	Hierarchy	Carrying Value	Fair Value
Financial liabilities:
2024-1 A-2	Level 2	$375,166	$395,225
2024-2 A-2	Level 2	363,912	384,788
2024-1 B	Level 2	78,952	82,078
2025-1 A-2	Level 2	427,073	438,047
2025-2 A-2	Level 2	413,748	427,856
2025-1 B	Level 2	52,325	53,635
2025-3 A-2	Level 2	371,962	381,916
2025-4 A-2	Level 2	357,094	366,932
2025-3 B	Level 2	28,214	29,325
2025-5 A-2	Level 2	144,298	147,051
2025-6 A-2	Level 2	319,494	323,968
2025-7 A-2	Level 2	549,591	557,670
2025-6 B	Level 2	37,456	38,593

The fair value of fixed rate debt as of September 30, 2026, was as follows (in thousands):

	Fair value	As of September 30, 2026
	Hierarchy	Carrying Value	Fair Value
Financial liabilities:
2020-2 A-2	Level 2	$30,097	$29,400
2021-1 B	Level 2	58,761	57,494
2021-1 C	Level 2	39,253	38,427
2022-1 A-2	Level 2	118,082	113,941
2022-1 B	Level 2	49,964	48,239
2024-1 A-2	Level 2	379,562	387,625
2024-2 A-2	Level 2	367,769	368,540
2024-1 B	Level 2	80,011	80,297
2025-1 A-2	Level 2	429,907	432,902
2025-2 A-2	Level 2	416,352	407,884
2025-1 B	Level 2	52,743	52,813
2025-3 A-2	Level 2	375,239	377,564
2025-4 A-2	Level 2	360,117	349,428
2025-3 B	Level 2	28,466	28,297
2025-5 A-2	Level 2	145,268	142,479
2025-6 A-2	Level 2	321,525	312,733
2025-7 A-2	Level 2	551,769	528,396
2025-6 B	Level 2	37,783	37,361

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

Forward-looking statements are based on management's current expectations and assumptions and are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. These risks and uncertainties include, among others, changes in general economic conditions; our concentration in certain geographic areas; demand for colocation and connectivity services; competition; the availability of utility power, fiber connectivity and other critical infrastructure; customer demand and retention; our customer concentration; the pace and extent of AI adoption; a long sales cycle for our products and services; the Company's ability to execute its growth strategy and expansion projects; capital market conditions; regulatory developments; cybersecurity incidents; delays in planned development projects; and the other risks described in the Company's filings with the U.S. Securities and Exchange Commission, including the “Risk Factors” of our IPO Prospectus.

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

As of September 30, 2026, our platform is comprised of 62 sites across 21 major metropolitan markets, delivering approximately 397 MW of Sellable Power Capacity and over 36,189 interconnection products.

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

The following tables present our key business metrics (MW presented as whole numbers and dollars presented in thousands, unless otherwise noted):

	As of September 30,	As of December 31,
	2026	2025
Contracted Power Capacity (MW)	428	376
Sellable Power Capacity (MW)	397	389
Contracted Power Sold (%)	108%	97%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Revenue Churn (%)	1.9%	1.9%	6.2%	6.1%
Bookings	$66,103	$49,524	$194,983	$142,644

Contracted Power Capacity

Contracted Power Capacity represents the aggregate amount of Sellable Power Capacity, measured in MW, that is subject to executed customer contracts as of the end of the applicable period. Contracted Power Capacity includes both revenue-generating capacity and capacity that has been contracted but is not yet in service. The period between contract execution and the commencement of billing varies based on customer requirements and typically ranges from one to twelve months, primarily depending on the combination of deployment size and level of customer-specific design requirements.

We use Contracted Power Capacity as a measure of customer demand and revenue visibility.

Contracted Power Capacity increased by 52 MW, or 14%, as of September 30, 2026 compared to December 31, 2025. This increase was driven by positive quarter-over-quarter growth in sales due to growth from newly acquired and existing customers.

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

Sellable Power Capacity increased by 8 MW, or 2%, as of September 30, 2026 compared to December 31, 2025. This increase was primarily due to the deployment of additional power infrastructure partially offset by the exit of certain non-strategic locations.

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

Contracted Power Sold increased to 108% as of September 30, 2026 compared to 97% as of December 31, 2025. This increase was driven by strong sales performance across existing customers and newly acquired customers.

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

Net Revenue Churn was 1.9% for both the three months ended September 30, 2026 and the three months ended September 30, 2025. Net Revenue Churn increased to 6.2% for the nine months ended September 30, 2026 compared to 6.1% for the nine months ended

September 30, 2025. The increase in Net Revenue Churn was primarily attributable to higher net recurring revenue losses from existing customers.

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

On an annualized basis, bookings increased by $16.6 million, or 34%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Bookings increased by $52.4 million, or 37%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This increase reflected broad-based strength across indirect and direct sales channels, increasing demand for newly acquired and existing customers and accelerating growth in bookings of one MW or greater.

The following table sets forth the annualized monthly recurring revenue generated from bookings in each of the three month periods presented, which is used in our calculation of Bookings (in thousands):

For the three months ended,
March 31, 2025	$43,752
June 30, 2025	49,368
September 30, 2025	49,524
December 31, 2025	62,628
March 31, 2026	64,207
June 30, 2026	64,673
September 30, 2026	66,103

Results of Operations

The following table sets forth our unaudited consolidated statements of operations data for the periods indicated (in thousands, except per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$302,332	$240,758	$853,145	$718,268
Costs and operating expenses:
Cost of revenues, excluding depreciation and amortization	141,995	129,230	411,655	375,368
Selling, marketing, general and administrative	85,622	19,962	146,514	65,610
Depreciation and amortization	84,907	63,053	258,986	190,937
Gain on lease modification	—	—	(40,043)	(51)
Transaction and other costs	4,453	2,116	18,235	6,700
Total costs and operating expenses	316,977	214,361	795,347	638,564
Income (Loss) from operations	(14,645)	26,397	57,798	79,704
Interest expense	(71,448)	(59,668)	(252,637)	(165,787)
Loss on extinguishment of debt	(6,833)	(1,568)	(6,833)	(6,881)
Other income (loss), net	4,791	472	(762)	2,097
Loss before income taxes	(88,135)	(34,367)	(202,434)	(90,867)
Income tax (expense) benefit	(14)	4,556	(495)	12,213
Net loss	$(88,149)	$(29,811)	$(202,929)	$(78,654)

Net loss per share:
Basic and diluted	$(0.58)	$(0.29)	$(1.70)	$(0.76)
Weighted average common shares outstanding:
Basic and diluted	151,369	103,887	119,674	103,887

Key Components of Our Results of Operations

Revenues

We derive the majority of our revenues from recurring revenue streams, consisting of: (i) enterprise colocation services, which include fees for the licensing of cabinet space and power; (ii) interconnection services, which include cross connects and exchange ports; and (iii) other revenues including but not limited to lease income from tenants and/or subtenants and revenue for additional services such as remote hands and eyes support, equipment installation and removal, cabling and cross-connects, hardware troubleshooting, monitoring, and other on-demand technical assistance. Our colocation and interconnection service offerings are generally billed monthly and recognized ratably on a straight line basis over the term of the contract.

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

Transaction and other costs

Transaction and other costs primarily consist of expenses related to the 2024 Portfolio Acquisition, the 2025 Portfolio Acquisition, and the Company's IPO. These expenses include closing costs, commissions, and professional fees, such as legal and accounting fees, as well as certain non-recurring integration costs.

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

Income tax (expense) benefit

Income tax (expense) benefit is primarily comprised of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States.

Comparison of the Three Months and Nine Months Ended September 30, 2026 and 2025

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Colocation	$227,038	$179,242	$47,796	27%	$640,996	$533,800	$107,196	20%
Interconnection	24,286	26,117	(1,831)	-7%	73,899	80,151	(6,252)	-8%
Other	12,724	8,635	4,089	47%	38,327	31,133	7,194	23%
Recurring revenues	264,048	213,994	50,054	23%	753,222	645,084	108,138	17%
Non-recurring revenues	12,158	12,306	(148)	-1%	31,859	33,311	(1,452)	-4%
Metered power revenues	26,126	14,458	11,668	81%	68,064	39,873	28,191	71%
Total revenues	$302,332	$240,758	$61,574	26%	$853,145	$718,268	$134,877	19%

Revenues for the three months ended September 30, 2026 increased by $61.6 million, or 26%, compared to the three months ended September 30, 2025. This growth was primarily due to a:

•
$47.8 million increase in colocation revenues, driven by organic growth from both existing and new customers, as well as inorganic growth of $12.5 million resulting from the 2025 Portfolio Acquisition.
•
$4.1 million increase in other revenues, driven by tenant rent revenue resulting from the 2025 Portfolio Acquisition.
•
$11.7 million increase in metered power revenue, primarily driven by customer contracts entered into throughout 2025 and the nine months ended September 30, 2026, including agreements with metered power billing structures in addition to inorganic growth resulting from the 2025 Portfolio Acquisition.

These increases were partially offset by a $2.0 million decrease in interconnection and non-recurring revenues. The decrease in interconnection revenues was primarily attributable to customer churn and a reduction in active month-to-month cross connects.

Revenues for the nine months ended September 30, 2026 increased by $134.9 million, or 19%, compared to the nine months ended September 30, 2025. This growth was primarily due to a:

•
$107.2 million increase in colocation revenues, driven by organic growth from both existing and new customers, as well as inorganic growth of $38.0 million resulting from the 2025 Portfolio Acquisition
•
$7.2 million increase in other revenues, driven by tenant rent revenue resulting from the 2025 Portfolio Acquisition.
•
$28.2 million increase in metered power revenue, primarily driven by an increase in customer contracts entered into throughout 2025 and the nine months ended September 30, 2026, containing metered power billing structures, and additional metered revenues from the 2025 Portfolio Acquisition.

These increases were partially offset by a $7.7 million decrease in interconnection and non-recurring revenues. The decrease in interconnection revenues was primarily attributable to customer churn and a reduction in active cross connects. The decline in non-recurring revenues was attributable to customer churn.

Cost of revenues, excluding depreciation and amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Cost of revenues, excluding depreciation and amortization	$141,995	$129,230	$12,765	10%	$411,655	$375,368	$36,287	10%
Percentage of revenue	47%	54%			48%	52%

Cost of revenues, excluding depreciation and amortization for the three months ended September 30, 2026 increased by $12.8 million, or 10%, compared to the three months ended September 30, 2025. This increase primarily consisted of a $2.9 million increase in property taxes, a $3.3 million increase in personnel costs, a $6.1 million increase in utilities costs, a $2.9 million increase in repairs and maintenance costs and a $3.2 million increase in other costs, partially offset by a $5.6 million decrease in real estate costs.

Cost of revenues as a percentage of revenue decreased from 54% for the three months ended September 30, 2025 to 47% for the three months ended September 30, 2026. The decrease was primarily driven by positive operating leverage from revenue growth.

Cost of revenues, excluding depreciation and amortization for the nine months ended September 30, 2026 increased by $36.3 million, or 10%, compared to the nine months ended September 30, 2025. This increase primarily consisted of a $9.4 million increase in property taxes, an $8.5 million increase in personnel costs, a $23.8 million increase in utilities costs, a $4.0 million increase in repairs and maintenance costs, and a $9.9 million increase in other costs, partially offset by a $19.3 million decrease in real estate costs.

Cost of revenues as a percentage of revenue decreased from 52% for the nine months ended September 30, 2025 to 48% for the nine months ended September 30, 2026. The decrease was primarily driven by positive operating leverage from revenue growth.

Selling, marketing, general and administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Selling, marketing, general and administrative	$85,622	$19,962	$65,660	329%	$146,514	$65,610	$80,904	123%
Percentage of revenue	28%	8%			17%	9%

Selling, marketing, general and administrative expenses for the three months ended September 30, 2026 increased by $65.7 million, or 329%, compared to the three months ended September 30, 2025. The increase was primarily attributable to expenses recognized in connection with the IPO, including $31.8 million of stock-based compensation expense and $25.3 million of compensation expense related to the cash settlement of legacy pre-IPO incentive compensation arrangements. Selling, marketing, general and administrative expenses for the nine months ended September 30, 2026 increased by $80.9 million, or 123%, compared to the nine months ended September 30, 2025. The increase was primarily attributable to $31.8 million of stock-based compensation expense, $25.3 million of compensation expense related to the cash settlement of legacy pre-IPO incentive compensation arrangements and $8.3 million employee loan extinguishment costs. For both periods, the remaining increase was primarily attributable to higher personnel-related costs, bad debt expense and professional services expenses.

Depreciation and amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Depreciation and amortization	$84,907	$63,053	$21,854	35%	$258,986	$190,937	$68,049	36%
Percentage of revenue	28%	26%			30%	27%

Depreciation and amortization for the three months ended September 30, 2026 increased by $21.9 million, or 35%, compared to the three months ended September 30, 2025. Depreciation and amortization for the nine months ended September 30, 2026 increased by $68.0 million, or 36%, compared to the nine months ended September 30, 2025. The increases were primarily attributable to approximately $14 million and $47 million of depreciation and amortization associated with the 2025 Portfolio Acquisition and approximately $7 million and $20 million related to additional property and equipment placed in service and the purchase of previously leased properties for the three- and nine-month periods, respectively.

Gain on lease modification

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Gain on lease modification	$—	$—	$—	—%	$(40,043)	$(51)	$(39,992)	nm
Percentage of revenue	—%	—%			(5%)	<1%

The gain on lease modification for the nine months ended September 30, 2026 increased by $40 million, compared to the nine months ended September 30, 2025. The increase was primarily attributable to the surrender of leased premises in connection with a strategic exit initiative, which resulted in a gain on lease modification during 2026.

Transaction and other costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Transaction and other costs	$4,453	$2,116	$2,337	110%	$18,235	$6,700	$11,535	172%
Percentage of revenue	1%	1%			2%	1%

Transaction and other costs for the three months ended September 30, 2026 increased by $2.3 million, or 110%, compared to the three months ended September 30, 2025. Transaction and other costs for the nine months ended September 30, 2026 increased by $11.5 million, or 172%, compared to the nine months ended September 30, 2025. The increases in transaction and other costs were primarily due to professional service fees incurred in connection with the initial public offering.

Interest expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest expense	$71,448	$59,668	$11,780	20%	$252,637	$165,787	$86,850	52%
Percentage of revenue	24%	25%			30%	23%

Interest expense for the three months ended September 30, 2026 increased by $11.8 million, or 20%, compared to the three months ended September 30, 2025. Interest expense for the nine months ended September 30, 2026 increased by $86.9 million, or 52%, compared to the nine months ended September 30, 2025. The increases were due to the ABS notes assumed in connection with the 2025 Portfolio Acquisition and higher outstanding indebtedness from incremental asset backed securitization issuances throughout 2025. The Company capitalized $7.6 million of interest costs related to construction projects during the three months ended September 30, 2026.

Loss on extinguishment of debt

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Loss on extinguishment of debt	$(6,833)	$(1,568)	$(5,265)	336%	$(6,833)	$(6,881)	$48	-1%
Percentage of revenue	(2%)	(1%)			(1%)	(1%)

For both the three and nine months ended September 30, 2026 the Company recorded a $6.8 million loss on extinguishment of debt. The extinguishment charge related to the prepayment of debt outstanding under its Series 2020-2 Class A-2 Notes. For the three and nine months ended September 30, 2025, the Company recorded the losses on extinguishment of debt of $1.6 million and $6.8 million, respectively. The extinguishment charges related to the prepayment of long-term debt in connection with issuance of 2024 ABS Notes in March and August of 2025.

Other income (loss), net

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Other income (loss), net	$4,791	$472	$4,319	915%	$(762)	$2,097	$(2,859)	-136%
Percentage of revenue	2%	<1%			<1%	<1%

Other income (loss), net for the three months ended September 30, 2026 increased by $4.3 million, or 915%, compared to the three months ended September 30, 2025. Other income (loss), net for the nine months ended September 30, 2026 decreased by $2.9 million, or 136%, compared to the nine months ended September 30, 2025. The changes were primarily driven by foreign currency exchange gains and losses resulting from fluctuations in foreign currency exchange rates.

Income tax (expense) benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Income tax (expense) benefit	$(14)	$4,556	$(4,570)	-100%	$(495)	$12,213	$(12,708)	-104%
Effective tax rate	<1%	13%			<1%	13%

For both the three and nine months ended September 30, 2026 the Company recorded income tax expense of less than $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded income tax benefits of $4.6 million and $12.2 million, respectively. The increases in income tax expense were primarily attributable to changes in the blended state income tax rate and certain return-to-provision adjustments recorded during 2026.

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

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income, excluding (i) income taxes, (ii) interest expense, (iii) depreciation and amortization, (iv) gain on lease modification, (v) loss on extinguishment of debt, (vi) bargain purchase gain, (vii) stock-based compensation, (viii) other income (loss), net, and (ix) transaction and other costs. Transaction and other costs consist primarily of acquisition and integration costs, restructuring costs, costs associated with our initial public offering, and employee bonuses and loan extinguishment expenses directly attributable to specific transactions. The employee bonuses and loan extinguishment costs are recorded within Selling, marketing, general and administrative expenses in our unaudited condensed consolidated statements of operations. Management uses Adjusted EBITDA as a key measure of our operating performance and to assess the results of our business excluding certain items that we believe are not indicative of our core operating results. In addition, we believe Adjusted EBITDA is frequently used by securities analysts, investors, and other interested parties in the evaluation of data centers and other real estate companies. However, because Adjusted EBITDA is calculated before recurring cash charges, including interest expense and income taxes, which represent significant recurring cash charges necessary to operate our business, and is not adjusted for capital expenditures or other recurring cash requirements of our business, it should not be considered a measure of liquidity or an indicator of our cash flows and its utility as a measure of our performance is limited. Further, Adjusted EBITDA does not reflect our cash requirements or our ability to generate cash to meet those obligations. Other companies may calculate Adjusted EBITDA differently than we do and, as a result, Adjusted EBITDA may not be comparable to other companies’ Adjusted EBITDA. Accordingly, Adjusted EBITDA should not be viewed in isolation or as a substitute for net (loss) income or any other performance measure calculated in accordance with U.S. GAAP.

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

Discussion of Non-GAAP Financial Measures

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Adjusted EBITDA	$132,096	$91,566
FFO	$(3,242)	$33,242

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Adjusted EBITDA	$360,697	$277,290
FFO	$56,057	$112,283

Adjusted EBITDA increased by $40.5 million, or 44%, to $132.1 million for the three months ended September 30, 2026, compared to $91.6 million for the three months ended September 30, 2025, and increased by $83.4 million, or 30%, to $360.7 million for the nine months ended September 30, 2026, compared to $277.3 million for the nine months ended September 30, 2025. This increase reflected continued improvement in operating performance across our platform, driven by growth in recurring colocation and other revenues and operating leverage from our cost structure.

FFO decreased by $36.5 million, or 110%, to negative $3.2 million for the three months ended September 30, 2026, compared to positive $33.2 million for the three months ended September 30, 2025 and decreased by $56.2 million, or 50%, to positive $56.1 million for the nine months ended September 30, 2026, compared to positive $112.3 million for the nine months ended September 30, 2025. This decrease was primarily attributable to an increase in net loss, primarily driven by higher interest expense resulting from the ABS Notes assumed in connection with the 2025 Portfolio Acquisition and interest incurred on additional ABS notes issued during the latter part of 2025 as well as from transaction and compensation costs related to our IPO. These impacts were partially offset by improved operating performance driven by growth in recurring revenue and gain on lease modification incurred during the second quarter.

The following table presents the calculation of Adjusted EBITDA for the periods presented, with a reconciliation to the most comparable GAAP metric:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Net loss	$(88,149)	$(29,811)
Adjustments:
Interest expense	71,448	59,668
Income tax expense (benefit)	14	(4,556)
Depreciation and amortization	84,907	63,053
Loss on extinguishment of debt	6,833	1,568
Other loss (income), net	(4,791)	(472)
Stock-based compensation	32,116	—
Transaction and other costs (1)	29,718	2,116
Adjusted EBITDA	$132,096	$91,566

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Net loss	$(202,929)	$(78,654)
Adjustments:
Interest expense	252,637	165,787
Income tax expense (benefit)	495	(12,213)
Depreciation and amortization	258,986	190,937
Loss on extinguishment of debt	6,833	6,881
Other loss (income), net	762	(2,097)
Gain on lease modification	(40,043)	(51)
Stock-based compensation	32,116	—
Transaction and other costs (1)	51,840	6,700
Adjusted EBITDA	$360,697	$277,290

(1) Transaction and other costs include cash incentive compensation and loan extinguishment costs associated with the settlement of legacy pre-IPO incentive compensation arrangements in connection with the IPO. The cash incentive compensation and loan extinguishment costs associated with the settlement of legacy pre-IPO incentive compensation arrangements totaled $25.3 million and $33.6 million for the three and nine months ended September 30, 2026, respectively, and were recorded within Selling, marketing, general and administrative expenses in our unaudited condensed consolidated statements of operations. No such costs were recorded during the three and nine months ended September 30, 2025.

The following table presents the calculation of FFO for the periods presented, with a reconciliation to the most comparable GAAP metric:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025
Net loss	$(88,149)	$(29,811)
Adjustments:
Depreciation and amortization	84,907	63,053
FFO	$(3,242)	$33,242

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025
Net loss	$(202,929)	$(78,654)
Adjustments:
Depreciation and amortization	258,986	190,937
FFO	$56,057	$112,283

The following information is presented solely as supplemental financial information to assist investors in evaluating certain components of our financial results and cash requirements. The individual items are not intended to represent, and should not be aggregated or considered, a separate financial performance or liquidity measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Selected supplemental financial information:
Net favorable leasehold interest amortization(1)	1,029	2,333	3,054	7,006
Transaction and other costs(2)	29,718	2,116	51,840	6,700
Stock-based compensation	32,116	—	32,116	—
Amortization of deferred financing costs	10,546	6,992	34,662	18,829
Loss on extinguishment of debt	6,833	1,568	6,833	6,881
Deferred income tax loss (benefit)	112	(4,860)	(6,451)	(13,027)
Recurring capital expenditures(3)	(15,762)	(12,916)	(41,009)	(31,364)

(1) Net favorable/unfavorable leasehold interest amortization represents the periodic amortization of favorable and unfavorable lease terms associated with operating leasehold interests acquired in conjunction with business acquisitions. A favorable leasehold interest is recorded when the acquired lease terms are below current market rates. Conversely, an unfavorable leasehold interest is recorded when the acquired lease terms are above current market rates. These amounts are amortized on a straight-line basis over the remaining lease term, including renewal periods that are reasonably certain to be exercised. For operating leases, the favorable and unfavorable lease terms are recognized as a component of operating lease cost and presented within cost of revenues, excluding depreciation and amortization in the Consolidated Statements of Operations.

(2) Transaction and other costs include cash incentive compensation and loan extinguishment costs associated with the settlement of legacy pre-IPO incentive compensation arrangements in connection with the IPO. The cash incentive compensation and loan extinguishment costs associated with the settlement of legacy pre-IPO incentive compensation arrangements totaled $25.3 million and $33.6 million for the three and nine months ended September 30, 2026, respectively, and were recorded within Selling, marketing, general and administrative expenses in our unaudited condensed consolidated statements of operations. No such costs were recorded during the three and nine months ended September 30, 2025.

(3)Recurring capital expenditures represent capital expenditures associated with maintaining and extending the useful lives of data centers and other assets that support current revenues.

Liquidity and Capital Resources

The following table presents our available liquidity as of the end of the periods:

	As of September 30,	As of December 31,
(dollars in thousands)	2026	2025
Cash and cash equivalents	$34,743	$140,159
Restricted cash (1)	209,282	263,257
Undrawn and available committed credit facility	800,000	141,000
Undrawn and available variable funding notes	100,000	25,000
Letters of credit	(28,337)	(46,867)
Total available liquidity	$1,115,688	$522,549

(1) Restricted cash represents cash under the control of a non-affiliated trustee appointed in conjunction with the issuance of asset-backed notes. These amounts are contractually restricted for specified purposes, such as principal and interest payments and capital expenditures, and are not available for general corporate use. The restrictions lapse upon final repayment of the related debt.

As of September 30, 2026, we had $1,115.7 million of available liquidity, which was comprised of $244.0 million of available cash and cash equivalents and restricted cash, $900.0 million of undrawn and available capacity under our corporate Revolving Credit Facility and our variable funding notes, less $28.3 million due to the issuance of any letters of credit. Our primary source of liquidity and capital resources are contractual cash flows generated from our customers.

As of December 31, 2025, we had $522.5 million of available liquidity, which was comprised of $403.4 million of available cash and cash equivalents and restricted cash, $166.0 million of undrawn and available capacity under our corporate Revolving Credit Facility and our variable funding notes, less $46.9 million due to the issuance of any letters of credit. Our primary source of liquidity and capital resources are contractual cash flows generated from our customers.

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

Comparison of nine months ended September 30, 2026 to nine months ended September 30, 2025

The following table shows cash flows for the periods presented:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$103,359	$118,861	$(15,502)
Net cash used in investing activities	(314,986)	(183,936)	(131,050)
Net cash provided by financing activities	58,277	406,335	(348,058)

Operating activities

Net cash provided by operating activities was $103.4 million for the nine months ended September 30, 2026 as compared to $118.9 million for the nine months ended September 30, 2025. The decrease was driven primarily by unfavorable changes in working capital related to the timing of customer billings, collections, and vendor payments.

Investing activities

Net cash used in investing activities was $315 million for the nine months ended September 30, 2026 as compared to $183.9 million for the nine months ended September 30, 2025. The increase in cash outflows was driven primarily by higher capital expenditures to support customer demand and growth initiatives across the platform, including investments in expansion and upgrades of existing facilities.

Financing activities

Net cash provided by financing activities was $58.3 million for the nine months ended September 30, 2026 as compared to $406.3 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company received net proceeds of approximately $707.6 million from long-term debt and revolving credit facility borrowings and made $250.0 million of distributions to its member. During the nine months ended September 30, 2026, financing activity consisted primarily of $1,151.4 million of net proceeds from the issuance of common stock, partially offset by $219.5 million of prepayment of its Series 2020-2 Class A-2 Notes, $734.0 million net repayments under the revolving credit facility and Series 2024-1 Variable Funding Notes and $130.5 million of distributions to the member.

Recent Financing Activities

See Note 9 - Debt in the notes to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on our term loans and other debt instruments.

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

During the third quarter of 2026, the Company used a portion of the net proceeds from its IPO to repay in full the $773.9 million outstanding under its revolving credit facility, the $75.5 million outstanding under its promissory note, the $75.3 million outstanding under its Series 2024-1 Variable Funding Notes, and $219.8 million outstanding under its Series 2020-2 Class A-2 Notes, with each amount including accrued and unpaid interest through the repayment date.

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

Interest rate risk

We are exposed to interest rate risk related to our debt obligations under our Revolving Credit Facility and variable funding notes. However, as of September 30, 2026, the Company had no outstanding borrowings under these facilities. In addition, substantially all of our outstanding debt bears fixed interest rates under our Asset-Backed Secured Notes. Accordingly, an immediate increase or decrease in market interest rates as of September 30, 2026 would not have a material impact on our interest expense.

The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. These interest rate changes may affect the fair value of the fixed interest rate debt but do not impact our earnings or cash flows.

Foreign currency risk

We are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our primary currency exposure is the Canadian dollar ("CAD"). As a result, our consolidated results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected by such changes in the future. If the U.S. Dollar ("USD") had appreciated or depreciated by 10% relative to CAD, our net loss for the nine months ended September 30, 2026 would have decreased or increased by approximately $3.2 million, respectively.

We have certain financial liabilities in Canada that are denominated in USD, a currency different from the relevant entities' functional currency. Changes in the functional currency value of these balances create fluctuations in our reported consolidated financial position, cash flows and results of operations. Transaction gains and losses on these foreign currency denominated liabilities are recognized each period within Other income (loss), net in our unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2026, we recognized approximately $8.3 million of expense related to the financial liabilities denominated in foreign currencies. If USD had appreciated or depreciated by 10% relative to CAD, our net loss for the nine months ended September 30, 2026 would have decreased or increased by approximately $33.8 million, respectively.

To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments; however, we may choose to do so in the future.

Commodity price risk

Certain operating costs we incur are subject to price fluctuations resulting from volatility in underlying commodity prices. The commodities most likely to impact our results of operations in the event of price changes are energy and diesel fuel used in our operations. The Company has both all-in contracts and metered power contracts. Under all-in contracts, customers pay a single recurring charge that includes power. However, substantially all of our all-in contracts as of September 30, 2026 and December 31, 2025 included explicit mechanisms such as power indexation, utility rate pass-throughs, or extraordinary cost adjustment clauses. Where such mechanisms exist, certain increases in utility costs may be passed through to customers. Under metered power contracts, customers pay a fixed facility and capacity fee plus electricity as a separate, metered charge. For metered power contracts, power price increases are passed through to customers, and the customer bears all of electricity price volatility. Therefore, under these contracts, increases in electricity costs are passed through to customers and, as a result, such increases do not materially impact net earnings under those contracts.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Note 14 – Commitments and Contingencies under “Legal Contingencies” to the unaudited condensed consolidated financial statements (included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Item 1A. Risk Factors

Our growth depends on the successful development and expansion of our data centers, and delays, cost overruns, or selling risk could have a material adverse effect on our business, financial condition and results of operations.

Our growth depends on successfully completing development and expansion of our existing data centers and pursuing similar projects in the future. These projects involve substantial planning and allocation of significant resources and are subject to risks related to land acquisition, zoning ordinances and codes, entitlement and regulatory approvals, construction costs and delays, permitting timelines, contractor and subcontractor performance, labor availability, utility coordination and the timing of customer deployments, and financing conditions. Such delays have occurred from time to time in the past and may occur in the future. We are currently experiencing delays at a small number of development projects in one market associated with the performance of a third-party contractor and permitting timelines. Customer deployments associated with these projects will, or may, be delivered later than originally anticipated. We are engaged in negotiations with one customer regarding a revised delivery schedule and the resolution of this matter remains under discussion. Any current or future delays could result in deferred revenue recognition, increased costs and reduced returns on invested capital.

We also rely on the performance of general contractors and subcontractors. If a general contractor or key subcontractor experiences financial distress or performance issues, we could experience significant delays, increased costs to complete projects, and reduced returns. In addition, site selection is critical, and there may not be suitable properties available in our markets that combine attractive customer location, connectivity, high ceilings, heavy floor loading capacity, and access to required utility infrastructure. While we may prefer to locate new data centers near existing campuses, we may be limited by the availability and characteristics of suitable sites.

In some cases, we may not require commitments from customers before we develop or expand a data center, and we may not have sufficient customer demand to sell newly developed space upon completion. Once a development phase is completed, we incur operating expenses even if space is not occupied. A lack of customer demand, delays in customer deployments, or excess market capacity could impair our ability to achieve expected returns, require pricing concessions, or result in underutilized assets, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully develop and expand our data center properties, our ability to grow our business, compete and meet market expectations will be significantly impaired, which could have a material adverse effect on our business, financial condition and operating results.

Except as described above, there have been no material changes to the risk factors previously disclosed in the “Risk Factors” section of our IPO Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On July 17, 2026, the Company completed its initial public offering of 50.0 million shares of common stock at a public offering price of $21.00 per share. The Company received approximately $1,010 million, after deducting underwriting discounts and commissions and before payment of offering expenses. The managing underwriters for our IPO were Morgan Stanley & Co. LLC and TD Securities (USA) LLC.

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Director and Officer Trading Arrangements

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.3	Csquare, Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Csquare, Inc.’s Registration Statement on Form S-1 (File No. 333-296826))

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSQUARE, INC.

Date: November 10, 2026	By:	/s/ Spencer Mullee
Spencer Mullee
Chief Executive Officer

Date: November 10, 2026	By:	/s/ Steven Cook
Steven Cook
Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2026	By:	/s/ Andrea White
Andrea White
Chief Accounting Officer
(Principal Accounting Officer)